Form 10KSB/A
period 1994-12-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                  FORM 10-KSB/A

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the Fiscal Year Ended December 31, 1994

                         Commission File Number: 0-19471

                          PAN ENVIRONMENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                     91-1632888
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:          (206) 546-9660

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Gross revenue for the fiscal year ended December 31, 1994 was $1,163,120.

As of December 31, 1994, the aggregate number of shares of Common Stock held by non-affiliates was 771,476 shares. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. Since there was no established market for the registrant's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

As of December 31, 1994, the aggregate number of shares outstanding of the registrant's Common Stock was 1,263,142.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS


                                     PART I

Item 1.        Business                                                               3
Item 2.        Properties                                                             6
Item 3.        Legal Proceedings                                                      6
Item 4.        Submission of Matters to a Vote Security Holders                       7


                                     PART II

Item 5.        Market of the Registrant's Common Equity and Related
               Stockholder Matters                                                    8
Item 6.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9
Item 7.        Financial Statements                                                   9
Item 8.        Changes in and disagreements with Accountants on
               Accounting and Financial Matters                                       9


                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons
               Compliance with Section 16(a) of the Exchange Act                     10
Item 10.       Executive Compensation                                                11
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management                                                            12
Item 12.       Certain Relationships and Related Transactions                        14
Item 13.       Exhibits and Reports on Form 8-K                                      15

                                     PART I

ITEM 1.        BUSINESS

General

        PAN Environmental Corporation, a Delaware corporation (the "Company"), up until December 31, 1994, supervised the operations of businesses engaged in the reclamation, remediation, and recycling of industrial waste materials and by-products. The Company provided its operating companies with accounting, planning, budgeting and other administrative services. The Company also provided technical environmental management support to each of its operating companies.

        The Company had acted as a holding company, with all daily operations and revenue generation occurring at the operating subsidiary level. The Company employed two persons and had offices in Seattle, Washington.


Recent Developments

        The Company undertook a comprehensive program of business restructuring and debt reduction due to the failure of equity financing efforts undertaken in 1994. The Company completed the divestiture of all of its subsidiaries in January 1995.

        Advantage Parking Lot Service, Inc. ("Advantage"), a subsidiary engaged in the manufacture and sale of asphalt-based slurry sealants since 1986, was sold to its principal officer, Ronald Williams, effective January 2, 1995. Mr. Williams was the founder and principal shareholder of Advantage prior to its March 1993 acquisition by the Company. The terms of the agreement with Williams included a write-off by the Company of $166,000 advanced to Advantage by the Company and a return to the Company's treasury of 183,722 shares of the Company held by Williams. Advantage operated a slurry sealer manufacturing plant in Fontana, California and recently completed a major plant expansion subject to a large amount of encumbering debt. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Advantage's projects and therefore the subsidiary became a burden to the Company. Advantage ceased operations immediately upon being reacquired by Ronald Williams.

        MRR Construction Services, Inc. ("MRR") performed environmental construction management and construction activities, as well as soil remediation activities, throughout Southern California, throughout 1993. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of MRR's projects and therefore the subsidiary became a burden to the Company. MRR has been sold to Roaul Wheeler, in exchange for forgiveness of a $50,000 advance owed to MRR by the Company. During 1994, MRR became embroiled in significant litigation on a project in Cerritos, California. As a result of this litigation, and a lack of working capital, the company suspended its operations in the third quarter of 1994, and had not resumed operation prior to its divestiture by the Company.

        Northwest Specialties, Inc. ("Northwest") had reclaimed timber and commodity metals, primarily from obsolete railroad telecommunications and signaling systems in the Midwest, Rocky Mountain and Eastern regions of the United States, since 1993. Northwest operated on active and inactive railroad right-of-ways, extracting utility poles, wire and other metal salvage. The poles, other timber products, wire and other metals were then sorted, graded, and processed for resale. Northwest completed approximately 65% of an 800 mile project in North Dakota for Canadian Pacific Railroad and had several projects under contract for large regional and short line railroads. Northwest had significantly reduced the seasonality of its work during the past year by expanding its reclamation activities into regions with less severe winter weather conditions. Northwest employed nine persons. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Northwest's projects and therefore the subsidiary became a burden to the Company. Northwest was sold back to Orland Howard in exchange for the forgiveness by Northwest of a contingent liability to the Company to finance operations of Northwest estimated to be approximately $300,000.

        The Company undertook to acquire the stock of Glengarry Investment Fund Company on September 30, 1994. The Company purported to enter into the acquisition and issued 1,003,334 shares of Class A Series Preferred Stock on that date. Subsequent to that date, as a result of investigations undertaken by the Company, it came to light that the signatory signing on behalf of a 40% shareholder of Glengarry was not authorized to sign on the shareholder's behalf. In subsequent negotiations, that shareholder declined to agree to the exchange of its share holdings in Glengarry for Class A Series Preferred shares of the Company. As a result of subsequent negotiations, the agreement was amended and ratified by the remaining shareholders of Glengarry. On March 3, 1995, the Company thought it had completed the acquisition of a 60% interest in Glengarry in exchange for 620,000 shares of its Class A Series Preferred stock; however, Glengarry subsequently voided the acquisition in its entirety, and all Preferred shares issued were cancelled. Glengarry is a real estate company, organized in May 1993 to own and develop residential and commercial income properties and vacant land. Glengarry will continue its real estate investment and development activities on its own.

        In August 1994, the shareholders of the company adopted the 1994 Stock Option Plan, canceling and superseding all prior stock option plans. The Plan permits the Compensation and Stock Option Committee to issue options for up to 3,500,000 shares of the common stock at various prices for purposes of compensating for services rendered by officers, employees, directors and consultants to the company and its subsidiaries. As of December 31, 1994, the Company had issued 3,102,000 options, including 100,000 at $0.001 per share and 3,002,000 at $0.55 per share. The Plan generally provided for these options to be exercisable for a period of ten years from the date of grant.

        This Plan was cancelled in 1995. Thereafter the Board of Directors authorized issuance of 720,000 Rule 144 restricted shares to be issued, effective January 2, 1996, pursuant to a December 5, 1995 Settlement Agreement, pro rata to the participants in the Stock Option Plan in exchange for the principals of PAN giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, contracts, agreements or any other relationship due from or with the Company.


Financing Plans

        As a result of its divestitures, the Company has substantially reduced its overall debt load and its operating expenses, a primary impediment to any financing activities. The Company intends to focus its attention during the coming year upon the acquisition of a company or companies which have sufficient capital for their current operations, so as to improve its profitability and business prospects before returning actively to the equity markets.


Government Regulation

        The Company's operations were heavily dependent upon the effect of various federal, state, and local regulations on its operations and those of its customers. The Company had in the past benefited from the growth of regulation in certain of its markets and businesses. However, there was no assurance that such beneficial regulations would continue in place, nor that future changes in such laws and regulations would not be seriously detrimental to the business or business prospects of the Company, its operating subsidiaries or its customers.

        The Company's operations were also subject to various state, federal, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with such provisions did not involve, and were not expected to involve, any material expenditures.


Competition

        There are inherent difficulties for any company entering any field with limited resources and particularly for companies newly entering a particular field or fields. The Company and its operating subsidiaries generally lacked the resources of other established companies in the various areas in which it competed. The Company was not well established or known in its field, and had intense competition from other larger, more well established firms, with substantially greater resources, backgrounds, experience, and records of successful operations, more employees and more extensive facilities than the Company or its operating subsidiaries would have had in the near future and, accordingly, some companies were in a much better position to compete and to acquire other operations.


ITEM 2.        PROPERTIES

        The Company's subsidiary, Northwest, divested effective January 2, 1995, leased on a month to month basis, for $750 per month, approximately 5,000 square feet of land from Orland Howard, a former shareholder of Northwest and a current officer and director of the Company. Located on such property is office space of approximately 1,000 square feet. The lease may be terminated or at any time by Mr. Howard.

        Advantage, divested effective January 2, 1995, owns 2.4 acres of land, including 5,750 square feet of office and storage space, located at 14388 Santa Ana Avenue, Fontana, California. The land, together with all improvements, equipment, furniture and fixtures, accounts receivable and inventory, are subject to encumbrances as collateral in connection with a $300,000 loan executed in March 1989 and due in March 1999, from Frontier Bank in La Palma, California under a Small Business Administration guaranty (the "Frontier Bank Loan").


ITEM 3.        LEGAL PROCEEDINGS

        MRR, divested effective January 2, 1995, is one of several defendants in two lawsuits brought by J/K Excavation and Grading and Industrial Asphalt in the amounts of $90,221 and $153, 421 respectively, in Los Angeles County Superior Court, Norwalk, California on August 15, 1994. The lawsuits allege non-payment for services rendered as subcontractors to MRR on a project in Cerritos, California. MRR's agreements with these subcontractors provide for payment within ten days of receipt of payment from the general contractor on the project. Payments to subcontractors on the project are secured by a payment bond. Proper legal notices have been filed and MRR management expects that payment will be received and the lawsuit resolved. MRR management believes the outcome of these lawsuits will not have a material effect on MRR, its business or financial condition.

        In addition, Kenneth Williams and Robert Bickel, claiming to be consultants to MRR, sued MRR and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments of $121,809 and $122,709 respectively in 1995. The Company will seek to have such judgments vacated or set aside.

        The Company has been notified of a default judgment proceeding against the company in the amount of $12,789 for non-payment of rent and legal fees and expenses to its former landlord.

        The Company has also been notified of a legal action from a shareholder regarding default of the Company's share re-purchase agreement for $161,250. The Company plans to work out a settlement of this matter.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        On August 5, 1994, at a special meeting of shareholders, shareholders holding a majority of the shares of the Company approved adoption of the 1994 Employee Benefit Stock Plan ("the Plan"). The Plan provides for issuance of options to purchase up to 3,500,000 shares of common stock of the Company to provide incentives to directors, officers, employees, advisors and consultants. There were 820,000 shares voted in favor of the resolution to adopt the Plan. There were no votes cast against the resolution, no votes withheld and no abstentions.

        On August 5, 1994, at a special meeting of shareholders, shareholders holding a majority of the shares of the Company elected Dean Kalivas and James O'Connor to the Board of Directors of the Company. There were 820,000 shares voted in favor of the election of these Directors. There were no votes cast against the resolution, no votes withheld and no abstentions. Jerry Cornwell, Orland Howard, Roaul Wheeler, Ron Williams and John Young continued as Directors of the Company. Dean Kalivas and James O'Connor subsequently declined to serve as Directors.

        On September 28, 1994, at a special meeting of shareholders, shareholders holding a majority of the shares of the Company approved amendment of the Company's Articles of Incorporation, revising the number of shares of common stock authorized to 40,000,000 and authorizing up to 10,000,000 shares of $3.00 par value preferred stock in such series as the Board of Directors shall designate. There were 820,000 shares voted in favor of the resolution authorizing amendment of the Articles of Incorporation. There were no votes cast against the resolution, no votes withheld and no abstentions.

                                     PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        There is no established trading market for shares of the company's Common Stock. Although the Company's Common Stock is quoted on the OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. The following table sets forth the high and low bid prices and aggregate monthly trading volume for the Company's Common Stock during 1994. The information set forth below reflects principal transactions and does not include any agency activity. The Company's Common Stock underwent a one-for-three reverse stock split effective June 8, 1994, whereby three shares prior to June 8, 1994 became one share of Common Stock after that date. The share volumes and high and low bid prices prior to June 8, 1994 have been adjusted to reflect the effects of the one-for three reverse stock split. At December 31, 1994 the Company had approximately 325 holders of record.


                                  Share
Month              Year           Volume               High            Low
-----              ----           ------               -----          -----
January            1994           88,376               9.750          0.188
February           1994           53,757              10.125          6.000
March              1994          124,713               9.750          6.000
April              1994           74,883               9.375          6.375
May                1994           94,709               8.250          3.750
June               1994           70,122              11.250          1.500
July               1994          130,262               3.531          0.594
August             1994           92,746               1.000          0.594
September          1994           28,963               1.000          0.375
October            1994              530               0.375          0.313
November           1994           79,463               0.500          0.125
December           1994           72,993               0.563          0.250
January            1995           44,438               0.313          0.188


Dividends

        No dividends on Common Stock of the company have been paid and no such payment is anticipated in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The consolidated results of operations for the year ending December 31, 1994 reflect an operating loss of $574,811 as compared to a loss of $415,604 for the year ending December 31, 1993. The Company sustained substantial operating losses in each of the Company's three operating subsidiaries, as well as normal corporate overhead and expenses related to the company's ongoing efforts to secured equity financing. Credit Lyonnais Laing in London, UK notified the Company on July 15, 1994, that it was withdrawing its prior commitment to finance the Company based on adverse changes in market conditions. The Company is in discussions with alternate financing sources, though there can be no assurance of the outcome of these discussions and alternate equity financing for the Company is not assured. The Company began evaluating ways to reduce its expenses and operating losses during the year. This evaluation resulted in the Company divesting itself of its three operating subsidiaries effective January 2, 1995. Thereafter, the Company intends to broaden its search for equity capital and a merger with another entity with greater financial resources than the Company and with the potential for earnings sufficient to support a successful public company.


ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Attached hereto and incorporated herein by this reference are consolidated audited financial statements for the year ending December 31, 1994.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Terrence J. Dunne, CPA, Suite 900 Washington Trust Building, West 717 Sprague, Spokane, Washington 99204 retained in 1993 as auditor of this corporation chose not to continue as the Company's auditor for 1994 and succeeding years. The former accountant's report for the fiscal year ended December 31, 1993 contained a qualification in which the auditor expressed uncertainty about the Company's ability to continue as a going concern.

        Registrant has no disagreements and has never had any disagreements with Mr. Dunne or any other auditor about how to treat any aspect of any audit or financial statement.

        William L. Butcher, CPA, P. O. Box 1035, Lynnwood, Washington 98046-1035, has been retained recently as auditor for the corporation for 1994 and succeeding years.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

        The directors and executive officers of the Company were as follows:

Name                         Age    Position
----                         ---    --------
Dennis Brewer (1)            40     Chief Operating Officer
Jerry Cornwell               57     President, Chief Executive Officer and Director
Orland L. Howard (2)         59     Director
Ronald E. Williams (3)       52     Treasurer and Director
Roaul L. Wheeler             67     Secretary and Director
John Young (4)               50     Director

(1) Mr. Brewer was elected to the Board of Directors on February 24, 1995 and resigned June 19, 1995.

(2)     Mr. Howard resigned from the Board of Directors on October 1, 1995.

(3)     Mr. Williams resigned as Director and Treasurer effective February 28,
        1995.

(4)     Mr. Young resigned from the Board of Directors on October 1, 1995.

        In accordance with the governing instruments of the Company, the Board of Directors has fixed its number at seven members. Officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any director or officer of the Company, nor are there any arrangements or understandings between any director or officer and any other person pursuant to which such director or officer was elected to serve.

        Dennis Brewer has been the Chief Operating Officer of the Company since January 1994. On February 24, 1995, he was elected to the Board of Directors, and as President and Chief Executive Officer effective March 15, 1995. Mr. Brewer resigned from all positions on June 19, 1995. He was a consultant to the Company from October 1993 to January 1994. From 1989 to 1993, Mr. Brewer was President of an environmental services firm active in Washington state. Prior to that time, Mr. Brewer was President of a development stage computer hardware and software firm for three years, and was a manager and consultant for Deloitte Haskins and Sells for seven years.

        Jerry Cornwell was President and Chief Executive Officer of the Company from January 1993 until March 15, 1995. Mr. Cornwell reassumed his position as President and Chief Executive Officer on June 19, 1995. For the prior ten years, he was principal of Corn-Mill Enterprises, a business investment advisory firm. Mr.

Cornwell was previously President and Chief Executive Officer of J. A. Cornwell, Inc., a land reclamation and irrigation development firm, from 1975 to 1983.

        Orland L. Howard served as a Director of the Company and as President of Northwest since March 1993. Previously, Mr. Howard was owner of Northwest Specialties, a sole proprietorship. Mr. Howard resigned from the Company's Board of Directors on October 1, 1995.

        Ronald E. Williams served as a Director and Treasurer from March 1993 through February 1995. Mr. Williams has more than thirty years experience in sales and manufacturing of asphalt sealing products. Mr. Williams resigned from the Company's Board of Directors on February 28, 1995.

        Roaul L. Wheeler has served as Director and Secretary of the Company and as President of its MRR subsidiary since March 1994. Mr. Wheeler also assumed the duties of Treasurer in February 1995 upon the resignation of Ronald E. Williams. Previously, Mr. Wheeler served as Vice President of Phoenix Construction Services, Inc., a privately held construction management firm operating in Southern California. Prior to that, Mr. Wheeler was an asphalt sealing and paving contractor for more than twenty years.

        John Young has served as a Director of the Company since March 1993. Mr. Young is President of Royalstar Resources, Inc., a mining exploration and development company with principal offices in Vancouver, British Columbia. Mr. Young resigned from the Company's Board of Directors on October 1, 1995.


Compliance with Section 16(a) of the Exchange Act

        Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Stephen M. Roake IRA failed to file 1 monthly report covering 1 transaction on Form 4, but did report the transactions on his 1997 year end report on Form 5; and that John Young failed to file 1 monthly report covering 1 transaction on Form 4, but did report the transactions on his 1997 year end report on Form 5.


ITEM 10.       EXECUTIVE COMPENSATION

        No executive officer's salary and bonus exceeded $10,000 during any of the company's last three fiscal years.

Stock Options

        The Chief Executive Officer was granted options for 540,909 shares at $0.55 per share during the year ended December 31, 1994. The incoming President and Chief Executive Officer (formerly Chief Operating Officer) was granted options for 340,909 shares exercisable at $0.55 per share during the year ended December 31, 1994. Four corporate directors received options to acquire a total of 734,731 shares at $0.55 per share during the year ended December 31, 1994. Of those, 219,060 were canceled as a result of the agreement divesting Advantage. In addition, the Company has granted options on 150,000 shares at $0.55 per share to former employees. All of the above stock options expire in August 2004. All such stock options were cancelled in 1995 pursuant to the December 5, 1995 Settlement Agreement.

        Thereafter the Board of Directors authorized issuance of 720,000 Rule 144 restricted shares to be issued, effective January 2, 1996 pursuant to a December 5, 1995 Settlement Agreement, pro rata to the participants in the Stock Option Plan in exchange for the principals of PAN giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, contracts, agreements or any other relationship due from or with the Company.


Executive Compensation Agreement

        The Company had no obligations under any executive compensation agreements as of December 31, 1994.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of January 31, 1995, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

                                      (1)                        Stock
                                    Amount /         (1)         Options        Balance of
Name and Address                    Nature of      Percent       Cancelled      Security
of Beneficial Owner                 Ownership      of Class      1995           Ownership
-------------------                 ---------      --------      ---------      ----------
Dennis Brewer                       340,909        7.8%          340,909           -0-
11729 NE 149th St                     (2)
Kirkland, WA  98034

                                      (1)                        Stock
                                    Amount /         (1)         Options        Balance of
Name and Address                    Nature of      Percent       Cancelled      Security
of Beneficial Owner                 Ownership      of Class      1995           Ownership
-------------------                 ---------      --------      ---------      ----------
Jerry Cornwell                      540,909        12.39%        540,909           -0-
14424 SE 78th Way                     (3)
Newcastle, WA  98059

Orland L. Howard                    365,110        8.36%         220,055        145,055
P. O. Box 206A                        (4)
Rochert, MN  56578

Roaul L. Wheeler                    258,505        6.5%          145,616        112,889
P. O. Box 1423                        (5)
Chino, CA  91708

Stephen M. Roake IRA                166,666                        -0-          166,666
10650 Riviera Place NW
Seattle, WA  98125

John Young                          200,000                      150,000         50,000
1108 West 39th Ave                    (6)
Vancouver, BC
Canada V6M 1S8

Kartar Resources, Ltd.              300,000        6.9%          300,000           -0-
Anchor House                          (7)
6 Crofton Road
Loaghaire County
Dublin, Ireland

HJS Financial Services, Inc.        427,909        9.8%          427,909           -0-
33481 Spinnaker                       (8)
Dana Point, CA  92629

Bristol Investments, Ltd.           483,334        11.1%         483,334           -0-
c/o Goldsmith & Hartshorne
1660-650 West Georgia St
Vancouver, BC
Canada  V6B 4N7

All officers and directors
as a group  (10)                  1,655,433        39.1%       1,397,489        257,944

(1) Pursuant to the applicable rules of the Securities Exchange Commission, shares which were not outstanding as of January 31, 1995, but which were subject to issuance upon exercise of options by such director or by all officers and directors as a group, within sixty days of January 31, 1995, were deemed to be outstanding for purposes of computing the percentage ownership of such director or of all officers and directors as a group.

(2)     Includes stock options which are exercisable to acquire 340,909 shares.

(3)     Includes stock options which are exercisable to acquire 540,909 shares.

(4)     Includes stock options which are exercisable to acquire 220,505 shares.

(5)     Includes stock options which are exercisable to acquire 145,616 shares.

(6)     Includes stock options which are exercisable to acquire 150,000 shares.

(7)     Includes stock options which are exercisable to acquire 300,000 shares.

(8)     Includes stock options which are exercisable to acquire 427,909 shares.

(9)     Includes stock options which are exercisable to acquire 483,334 shares.

(10) Includes all shares outstanding and those which are not outstanding as of January 31, 1995, but which are subject to issuance upon exercise of stock options. See Footnotes (2) through (6).


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective January 2, 1995, Advantage was divested to a Director of the Company, pursuant to a divestiture agreement between the Company and Mr. Ronald Williams. The agreement provided for, among other things, the exchange of all Mr. Williams' interest in common shares of the company totaling 183,722 shares.

        Effective January 2, 1995, MRR was divested to a Director of the Company, pursuant to an agreement between the Company and Mr. Roaul Wheeler. The agreement provided for, among other things, the exchange of all the Company's interest in common shares of MRR in exchange for forgiveness of a debt to MRR by the Company in the amount of $50,000.

        Effective January 2, 1995 Northwest was divested to a Director of the Company pursuant to an agreement between the Company and Mr. Orland
Howard.  The agreement provided for, among other things, the exchange of all the

Company's interest in common shares of Northwest in exchange for forgiveness of a contingent liability to finance operations of Northwest, estimated to be approximately $300,000.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

        (1)    Exhibits.

               The exhibits required to be filed by this report are listed in the Exhibit Index on the pages 16 and 17.

        (2) Audited Financial Statements for the years ended December 31, 1994, December 31, 1993 (Eleven Months), and January 31, 1993.


(B) Reports on Form 8-K.

               Current Report on Form 8-K filed September 30, 1994 reporting the purported acquisition of Glengarry Investment Fund Company.

               Current Report on Form 8-K filed September 30, 1994 reporting the resignation of a Director of the Company.

               Current Report on Form 8-K filed September 30, 1994 reporting the misstatement of the Company's financial statements for the quarter ended September 30, 1994.

                                  EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
2.1            Plan of Reorganization and Merger of Aster Development Enterprises
               Ltd. into PAN Environmental Services, Inc.  Reference is made to
               Exhibit 1 of the Company's 8-K filed on March 25, 1993 which is incorporated herein by reference.

2.2            Plan of Reorganization between PAN Environmental Services, Inc.
               and Northwest Specialties, Inc., a Minnesota corporation,
               Advantage parking Lot Service, Inc., a California corporation, and MRR Construction Services, Inc., a California corporation.
               Reference is made to Exhibit 2 of the Company's 8-K filed on March 25, 1993 which is incorporated herein by reference.

3.1            Articles of Incorporation of Aster Development Enterprises.
               Reference is made to Exhibit 3.1 of the Company's January 31,
               1993 10-K which is incorporated herein by reference.

3.2            Articles of Incorporation of Pan Environmental Services, Inc.
               Reference is made to Exhibit 3.2 of the Company's January 31,
               1993 10-K and to Exhibit 3.1 of the Company's December 31, 1993
               10-K which are incorporated herein by reference.

3.3            Fiscal year change from January 31, 1993 to December 31, 1993.
               Reference is made to the Company's form 8-K filed March 2, 1994 which is incorporated herein by reference.

3.4            Restated Certificate of Incorporation of P.A.N. Environmental
               Services Corporation changing name to PAN Environmental
               Corporation filed with the State of Delaware on February 22, 1994. Reference is made to Exhibit 3.2 of the Company's Form 8-K filed March 2, 1994 which is incorporated herein by reference.

3.5 Bylaws of P.A.N. Environmental Services Corporation. Reference is made to Exhibit 3.2 of the Company's January 31, 1993 10-K and to
               Exhibit 3.2 of the Company's December 31, 1993 10-K which are incorporated herein by reference.

3.6            Amended and Restated Bylaws of PAN Environmental Corporation.
               Reference is made to Exhibit 3.4 of the Company's Form 8-K filed
               March 2, 1994 which is incorporated herein by reference.

10.1           The 1994 Employee Benefit Stock Plan.

16.1           Consent of previous auditor, Terrence J. Dunne, CPA.

27             Financial Data Schedule

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report for the Year ended December 31, 1995, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

December 31, 1997

                         PAN ENVIRONMENTAL CORPORATION
                             A DELAWARE CORPORATION


                                        by


/s/ Jerry Cornwell                             /s/ Jerry Cornwell
--------------------------------               -------------------------------
Jerry Cornwell                                 Jerry Cornwell
Agent on behalf of the Company                 President, CEO


/s/ Roaul L. Wheeler                           /s/ Jerry Cornwell
--------------------------------               ------------------------------
Roaul L. Wheeler                               Jerry Cornwell, Director
Secretary/Treasurer
                                               /s/ Roaul L. Wheeler
                                               -------------------------------
                                               Roaul L. Wheeler, Director

                          PAN ENVIRONMENTAL CORPORATION
                 (FORMERLY ASTER DEVELOPMENT ENTERPRISES, LTD.)

                              FINANCIAL STATEMENTS


























                     FOR THE YEARS ENDED DECEMBER 31, 1994,
                     DECEMBER 31, 1993 and JANUARY 31, 1993

                                    CONTENTS



                                                                          Page
                                                                          ----
Independent Auditor's Report                                               1


Consolidated Statement of Financial Position at
December 31, 1994, December 31, 1993 (Eleven
Months) and January 31, 1993                                              2-3


Consolidated Statement of Operations for the
Years Ended December 31, 1994, December 31, 1993
(Eleven Months), and January 31, 1993                                      4


Consolidated Statement of Changes in Stockholders'
Equity for the Years Ended December 31, 1994,
December 31, 1993 (Eleven Months), and January 31, 1993                    5


Consolidated Statement of Cash Flows for the
Years Ended December 31, 1994, December 31, 1993
(Eleven Months), and January 31, 1993                                      6


Notes to Consolidated Financial Statements                                7-9

                      [WILLIAM L. BUTCHER, CPA P.S. LOGO]




                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors of
PAN Environmental Corporation


I have audited the accompanying consolidated statement of financial position of PAN Environmental Corporation (formerly known as Aster Development Enterprises, Ltd.) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, December 31, 1993 and January 31, 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAN Environmental Corporation and the consolidated results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, December 31, 1993, and January 31, 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As is shown in the consolidated financial statements, the Company has incurred continued operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in note 5 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/  WILLIAM L. BUTCHER, CPA P.S.
------------------------------------
     WILLIAM L. BUTCHER, CPA P.S.

Everett, Washington
January 6, 1998

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
            DECEMBER 31, 1994, DECEMBER 31, 1993 and JANUARY 31, 1993
--------------------------------------------------------------------------------


                                     ASSETS


                                               December 31   December 31    January 31
                                                   1994          1993           1993
                                               -----------   -----------    ----------
CURRENT ASSETS
  Cash                                           $    682      $    -0-      $    -0-
  Accounts receivable, net of allowance
    for doubtful accounts of $34,353 and
    $25,808, respectively                         244,917       198,121         4,708
  Inventory (Notes 1 & 6)                           8,149        15,499        10,326
  Employee advances                                23,577           350           -0-
  Notes receivable                                    200           -0-           -0-
  Deferred and prepaid expenses                    15,011        10,032           -0-
                                                 --------      --------      --------

        Total current assets                      292,536       224,002        15,034

PROPERTY, PLANT AND EQUIPMENT (Notes 1 & 6)
  Land                                            110,499       110,499       110,499
  Plant and equipment                             916,913       774,302       589,610
  Less accumulated depreciation                  (499,093)     (486,897)     (439,616)
                                                 --------      --------      --------

        Net property, plant and equipment         528,319       397,904       260,493

OTHER ASSETS
  Loan fees, net of accumulated
    amortization (Note 1)                           3,621         4,457         5,433
  Deposits                                          7,996         8,381         3,278
  Deferred interest on lease                        5,980           -0-           -0-
                                                 --------      --------      --------

        Total other assets                         17,597        12,838         8,711
                                                 --------      --------      --------

TOTAL ASSETS                                     $838,452      $634,744      $284,238
                                                 ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
            DECEMBER 31, 1994, DECEMBER 31, 1993 and JANUARY 31, 1993
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               December 31     December 31      January 31
                                                   1994            1993            1993
                                               -----------     -----------      ----------
CURRENT LIABILITIES
  Accounts payable                                 838,383         382,884         202,620
  Bank overdraft                                    11,677          65,924          59,397
  Accrued wages                                    243,118          96,335           3,190
  Accrued interest                                  10,783             748          16,011
  Taxes payable                                    153,944          80,689          38,014
  Equipment contracts payable                          -0-           3,629             -0-
  Loans from officer (Note 3)                      180,470          30,707         112,340
  Notes payable                                     30,000          34,162             -0-
  Current portion of
    long-term debt                                  77,590          34,790          57,145
                                               -----------      ----------      ----------

        Total current liabilities                1,545,965         729,868         488,717
                                               -----------      ----------      ----------

LONG-TERM DEBT, Net of current
  portion                                          145,214         182,792         204,600
                                               -----------      ----------      ----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    2,124,617 shares issued and
    outstanding at January 31, 1993,
    3,789,427 issued and outstanding
    at December 31, 1993, and
    1,263,142 issued and outstanding
    at December 31, 1994                             1,263           3,790           2,125
  Additional paid-in capital                       642,497         639,970         487,365
  Accumulated deficit                           (1,496,487)       (921,676)       (898,569)
                                               -----------      ----------      ----------

        Total stockholders' equity                (852,727)       (277,916)       (409,079)
                                               -----------      ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   838,452      $  634,744      $  284,238
                                               ===========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
    DECEMBER 31, 1994, DECEMBER 31, 1993 (Eleven Months) and JANUARY 31, 1993
--------------------------------------------------------------------------------


                                      December 31     December 31      January 31
                                          1994            1993            1993
                                      -----------     -----------      ----------
REVENUE                                $1,163,120      $  904,007      $  732,456

COST OF SALES                             996,392         786,501         783,449
                                       ----------      ----------      ----------

GROSS PROFIT (LOSS)                       166,728         117,506         (50,993)
                                       ----------      ----------      ----------

OPERATING EXPENSES
  Salaries and wages                      185,514         249,348             -0-
  Professional fees                        63,626          59,333          20,613
  Depreciation and amortization            42,428          37,589          10,472
  Interest                                 46,357          51,968          43,039
  Travel                                  119,442          74,832           3,335
  Bad debts                                83,374          25,360          71,145
  Insurance                                26,109          20,757           6,232
  Taxes and licenses                       39,343          35,941          18,375
  Rent                                     39,724          23,456             -0-
  Repairs and maintenance                  18,969          29,795          55,630
  Utilities                                62,132          36,943          25,525
  Office                                   19,029          16,269          13,509
  Consulting commissions                   23,383          20,064           3,811
  Miscellaneous                             2,539           2,339           1,767
                                       ----------      ----------      ----------

        Total operating expenses          771,969         683,994         273,453
                                       ----------      ----------      ----------

(LOSS) FROM OPERATIONS                   (605,241)       (566,488)       (324,446)
                                       ----------      ----------      ----------

OTHER INCOME
  Recovery of bad debts                       -0-         106,009             -0-
  Forgiveness of accrued interest             -0-          16,011             -0-
  Gain on sale of equipment                30,354           8,493             -0-
  Interest income                              76           3,679             -0-
  Miscellaneous income                        -0-          16,692             -0-
                                       ----------      ----------      ----------

        Total other income                 30,430         150,884             -0-
                                       ----------      ----------      ----------

PROVISION FOR INCOME TAX

NET INCOME (LOSS)                      $ (574,811)     $ (415,604)     $ (324,446)
                                       ==========      ==========      ==========

NET INCOME (LOSS) PER SHARE            $    (.455)     $    (.096)     $    (.153)
                                       ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
    DECEMBER 31, 1994, DECEMBER 31, 1993 (Eleven Months) and JANUARY 31, 1993
--------------------------------------------------------------------------------



                                         Common Stock            Additional
                                   ------------------------        Paid-In       Accum.
                                    Shares           Amount        Capital       Deficit          Totals
                                   ---------         ------        -------     ----------        -------

Balances at January 31, 1992       2,124,627            212        489,278       (574,123)       (84,633)

Change of par value from
$.0001 to $.001 per shares                                           1,913         (1,913)

Net (loss) for the year
ended January 31, 1993                                                           (324,446)      (324,446)
                                   ---------          -----        -------     ----------       --------
Balances at January 31, 1993       2,124,627          2,125        487,365       (898,569)      (409,079)


Corporate Reorganization
of three private companies
into a common public parent
company                            2,650,000          2,650       (340,520)       392,497         54,627

Additional capital cash
contributions by shareholders                                       70,000                        70,000

Conversion of loan payable
to capital                                                          82,340                        82,340

Common stock issued for cash
at $1 per share                      339,800            340        339,460                       339,800

Common stock returned from
shareholders of subsidiaries      (1,325,000)        (1,325)         1,325

Net (loss) for the year
ended December 31, 1993                                                          (415,604)      (415,604)
                                   ---------          -----        -------     ----------       --------
Balances at December 31, 1993      3,789,427          3,790        639,970       (921,676)      (277,916)

Reverse stock split of one
for three on June 8, 1994         (2,526,285)        (2,527)         2,527                           -0-

Net (loss) for the year
ended December 31, 1994                                                          (574,811)      (574,811)
                                   ---------          -----        -------     ----------       --------
Balances at December 31, 1994      1,263,142          1,263        642,497     (1,496,487)      (852,727)



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
    DECEMBER 31, 1994, DECEMBER 31, 1993 (Eleven Months) and JANUARY 31, 1993
--------------------------------------------------------------------------------


                                                   December 31    December 31   January 31
                                                       1994           1993         1993
                                                   -----------    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $574,811     $(415,604)    $(324,446)
  Add (deduct) items not requiring use of cash
      Depreciation and amortization                    12,196        60,325        59,882
      Forgiveness of accrued interest                     -0-       (16,011)          -0-
      Gain on sale of equipment                           -0-        (1,493)          -0-
      Forgiveness of debt                                 -0-           -0-           -0-
      Bad debts--employee advances                        -0-           -0-           348
    (Increase) decrease in accounts receivable        (46,796)     (193,413)      159,433
    (Increase) decrease in inventories                  7,350        (5,173)       26,186
    (Increase) in advances to employees               (23,227)         (350)          -0-
    (Increase) in deferred and prepaid expenses        (4,979)      (10,032)          -0-
    Increase (decrease) in accounts payable           455,499       180,264        86,869
    (Decrease) in customer deposits                       -0-           -0-           -0-
    Increase in taxes payable, accrued wages,
      and accrued interest                            230,073       120,557           593
                                                     --------     ---------     ---------

          Net cash provided (used) from
          operating activities                         55,305      (280,930)        8,865
                                                     --------     ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                    (142,611)     (124,035)       (6,997)
  Deposit with State agencies                             -0-           -0-           -0-
  Increase in other assets                             (5,144)          -0-           -0-
  Increase in notes receivable                           (200)          -0-           -0-
  Increase in deposits                                    385        (5,103)          -0-
                                                     --------     ---------     ---------

          Net cash used from
          investing activities                       (147,570)     (129,138)       (6,997)
                                                     --------      --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                  -0-       339,800           -0-
  Capital contribution from shareholders                  -0-        70,000           -0-
  Loans from officers                                 149,763           -0-           -0-
  Proceeds from loans and notes payable                 5,222        34,868           -0-
  Payments on loans and notes payable                  (7,791)      (41,127)      (49,360)
                                                     --------     ---------     ---------

          Net cash provided (used) from
          financing activities                        147,194       403,541       (49,360)
                                                     --------      --------     ---------

NET (DECREASE) IN CASH                                 54,929        (6,527)      (47,492)

CASH BALANCE AT BEGINNING OF YEAR                     (65,924)      (59,397)      (11,905)
                                                     --------     ---------     ---------

CASH BALANCE AT END OF YEAR                          $(10,995)    $ (65,924)     $(59,397)
                                                     ========     =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
  Issuance of common stock for services              $    -0-      $    -0-     $     -0-
                                                     ========      ========     =========
  Conversion of loan payable to capital              $    -0-      $ 82,340     $     -0-
                                                     ========      ========     =========

INTEREST PAID IN CASH                                $    -0-      $ 67,231     $  37,422
                                                     ========      ========     =========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - ORGANIZATION AND BASIS OF ACCOUNTING

        The Company was organized as Jilly Bear & Company, Inc., under the laws of the State of Delaware on February 13, 1986, for the primary purpose of merchandising a line of plush soft sculpture teddy bears, penguins, ducks and related motif items. The Company closed its retail store, liquidated its remaining inventory and ceased operations in March, 1988. On June 30, 1991, Nutec Transmission, Ltd., and Jilly Bear merged into a resulting Texas corporation. Aster Development Enterprises, Ltd., was organized as a private Texas corporation on August 6, 1992. Following the rescission of the merger between Nutec and Jilly Bear on June 1, 1992, Aster Development became the successor of Jilly Bear and the vehicle for the continued corporate existence in Delaware of the former Jilly Bear. Aster Development had been inactive from June 1, 1992, until March, 1993.

        On March 4, 1993, the name of the Company was changed from Aster Development Enterprises, Ltd., to PAN Environmental Corporation and the Company acquired all of the outstanding common stock of Northwest Specialities, Inc., a Minnesota corporation; Advantage Parking Lot Service, Inc., a California corporation; and MRR construction Services, Inc., a California corporation. The Company issued a total of 2,650,000 shares of common stock for the acquisition of these three corporations in a reorganization accounted for as a reverse acquisition, whereby the shareholders of a privately owned corporation or corporations obtained controlling ownership interest in a previously inactive or dormant public "shell" corporation. On October 11, 1993, the directors of PAN Environmental Corporation and its three affiliated companies agreed to reduce by 50% the number of shares of common stock which was originally issued for the acquisition. The net result of the shares of common stock issued in the business combination was 1,325,000 shares. PAN Environmental Corporation changed its fiscal year from January 31st to December 31st and reincorporated in the State of Delaware.

        PAN Environmental Corporation (PAN) is in the business of acquiring and supervising the operations of businesses engaged in the reclamation, remediation and recycling of industrial waste materials and by-products. PAN provides its affiliated operating companies with financing and management services including accounting, planning, budgeting, computer information systems, human resources management, contract bonding and liability insurance. The Company also provides technical environmental management support to its operating companies. PAN's principal offices are in Seattle, Washington.

        Advantage Parking Lot Service, Inc. (incorporated in the State of California on February 19, 1986) is engaged in the manufacturing and sale of asphalt-based slurry sealants. The Company applies the slurry sealants to asphalt surfaces, primarily parking lots. The Company also has a tank cleaning operation which decontaminates portable commercial lubricant tanks. The slurry-sealer manufacturing plant is located in Fontana, California, and is in the process of undergoing a major expansion. The Company has ten employees.

        Northwest Specialties, Inc. (incorporated in 1993) reclaims timber (poles, ties, etc.) and commodity metals, primarily from obsolete railroad telecommunications and signaling systems. The Company operates in the Midwest and Rocky Mountain regions of the United States, and works on active and inactive railroad right-of-ways. The poles, other wood products, and wiring are then sorted, graded and processed for resale.

        Northwest Specialties, Inc., currently is approximately fifty percent complete on an 800 mile reclamation project in North Dakota for Canadian Pacific Rail and has other smaller projects under contract. The Company's activities are seasonal and are subject to weather-related problems and delays. During 1993, the Company's operations were severely disrupted by the major Midwest flood. the Company's work force is highly variable, depending upon its workload and weather conditions. At the end of 1993, the company employed its president, a part-time secretary and two field staff at its Detroit Lakes, Minnesota headquarters. There was maximum of ten employees in 1993.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BASIS OF ACCOUNTING - continued

        MRR Construction Services, Inc. (incorporated in 1992, but inactive until 1993) performs environmental construction management and related construction activities, as well as soil remediation, in Southern California. At the end of 1993, the Company employed its president and a project manager/superintendent. The majority of the contract work is performed by subcontractors. Daily administrative support work is currently provided by personnel at Advantage Parking Lot Services, Inc.

        The statements of operations, changes in stockholders' equity and cash flows for the years ended January 31, 1993 combine the financial statements of Advantage Parking Lot Service, Inc. and Aster Development Enterprises, Ltd. The statements of operations, changes in stockholders' equity and cash flows for the eleven month period ended December 31, 1993 and the year ended December 31, 1994 include the financial statements of PAN Environmental Corporation, Advantage Parking Lot Services, Inc., Northwest Specialities, Inc., and MRR Construction Services, Inc. The statement of financial position at January 31, 1993 combines the balance sheets of Advantage Parking Lot Service, Inc. and Aster Development Enterprises, Ltd. The statement of financial position at December 31, 1993 and December 31, 1994 includes the balance sheets of PAN Environmental Corporation, Northwest Specialties, Inc., MRR Construction Services, Inc. and Advantage Parking Lot Service, Inc.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

        Inventories are recorded at the lower of cost or market on a first-in, first out basis.

        Plant and equipment items are recorded at cost and depreciated on a straight-line basis over their estimated useful lives.

        Earnings (loss) per share are calculated on the number of shares outstanding at year end.


NOTE 3 - LOANS FROM OFFICERS

        Officers of the Company have loaned the Company various amounts on short-term demand basis.


NOTE 4 - LONG-TERM DEBT

        The Company has a long-term contract payable for the construction of a batch plant for the production of various asphalt slurries. The original balance of the contract payable was $31,620 and monthly payments are $510.

        On March 27, 1989, Advantage Parking Lot Services, Inc. borrowed $300,000 from Frontier Bank in La Palma, California, under a Small Business Administration guaranty. The loan requires a monthly payment of $4,524 including interest at two and three-fourths percent above the low New York prime rate as published in the Money Rate Section of the West Coast Edition of the Wall Street Journal. The loan is scheduled to be paid in full in March 1999 and is collateralized by a first lien on land and improvements owned by the Company and located at 14388 Santa Ana Avenue, Fontana, California, plus all equipment, furniture and fixtures, accounts receivable and inventory.


NOTE 5 - GOING CONCERN

        Because of a deficiency in working capital and significant operating losses, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise sufficient working capital through equity financing.

                          PAN ENVIRONMENTAL CORPORATION
                 (Formerly Aster Development Enterprises, Ltd.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - STOCK OPTION PLAN

        Three corporate officers have options to acquire a total of 1,325,000 shares of common stock at $2.00 per share. In addition, the Company has allocated and plans to issue common stock options to employees totaling 250,000 shares and exercisable at $1.00 per share. All of the above stock options expired on December 31, 1994 and were not exercised.

        The Company has existing agreements to issue 2,350,000 shares of common stock to corporate officers, directors and corporate consultants for services provided and to other parties who made capital contributions. The agreements provide for the issuance of these shares upon receipt by the Company of aggregate equity financing in the amount of $4,000,000 or more. The agreements provide for the issuance of shares as follows:

               Corporate officers and directors                          750,000
               Corporate consultants for services                        500,000
               Other parties for capital contributions                 1,100,000
                                                                       ---------
               Total                                                   2,350,000
                                                                       =========

        All capital contributions were made prior to the March 4, 1993 plan of reorganization. All shares issued under these agreements are subject to Rule 144 of the Securities and Exchange Commission with respect to the holding period by the shareholder along with other restrictions.


NOTE 7 - SUBSEQUENT EVENTS

        All agreements and stock options in Note 6 above were cancelled pursuant to a Settlement Agreement entered into in December 1995.

        Pan divested itself of all three subsidiaries in January 1995 pursuant to various agreements with the principals of those companies, and will seek new acquisitions together with equity financing.