Form 10QSB
period 1995-03-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
March 31, 1995

                          PAN ENVIRONMENTAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     91-1632888
--------                                                     ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                            ------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (206) 546-9660
                                 --------------
              (Registrant's telephone number, including area code)

               14424 SE 78th Way, Renton, WA 98059 (206) 623-8544
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]  No  [ ]

Number of common shares outstanding as of the close of the period covered by this report: 1,076,809 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                          PAN ENVIRONMENTAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS

                                                 As of             As of
                                                March 31        December 31
                                                  1995              1994
                                               -----------      -----------
CURRENT ASSETS
  Cash                                         $       -0-      $       682
  Accounts receivable, net of allowance
    for doubtful accounts                              -0-          244,917
  Inventory                                            -0-            8,149
  Employee advances                                    -0-           23,577
  Notes receivable                                     -0-              200
  Deferred and prepaid expenses                        -0-           15,011
                                               -----------      -----------
        Total current assets                           -0-          292,536

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 -0-          110,499
  Plant and equipment                                  -0-          916,913
  Less accumulated depreciation                        -0-         (499,093)
                                               -----------      -----------
        Net property, plant and equipment              -0-          528,319

OTHER ASSETS
  Loan fees, net of accumulated
    amortization                                       -0-            3,621
  Deposits                                             -0-            7,996
  Deferred interest on lease                           -0-            5,980
                                               -----------      -----------
        Total other assets                             -0-           17,597

TOTAL ASSETS                                           -0-      $   838,452
                                               ===========      ===========

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    As of             As of
                                                   March 31        December 31
                                                    1995              1995
                                                 -----------       -----------
CURRENT LIABILITIES
  Accounts payable                                   261,685           838,383
  Bank overdraft                                         -0-            11,677
  Accrued wages                                       58,000           243,118
  Accrued interest                                       -0-            10,783
  Taxes payable                                       10,092           153,944
  Loans from officer                                  84,218           180,470
  Notes payable                                       17,800            30,000
  Current portion of long-term debt                      -0-            77,590
                                                 -----------       -----------
        Total current liabilities                    632,704         1,545,965
                                                 -----------       -----------
LONG-TERM DEBT, Net of current portion                   -0-           145,214
                                                 -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized; 1,263,142
    shares issued and outstanding at
    December 31, 1994, 1,076,809 issued and
    outstanding at March 31, 1995                      1,077             1,263
  Additional paid-in capital                         467,069           642,497
  Accumulated deficit                             (1,100,850)       (1,496,487)
                                                                   -----------
        Total stockholders' equity                  (632,704)         (852,727)
                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       -0-       $   838,452
                                                 ===========       ===========

              The accompanying notes are an integral part of these
                              financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                                 For the three months ended
                                                ----------------------------
                                                 March 31         March 31
                                                   1995             1994
                                                -----------      -----------
Sales and Service Revenue                       $       -0-      $ 1,027,280
                                                -----------      -----------
Costs and Expenses
  Materials, supplies and operating
    expenses                                         70,600        1,391,623
  Depreciation and amortization                         -0-           10,691
  Interest and other debt expense                    (6,959)          10,068
  Taxes other than income taxes                         -0-           12,134
  Income taxes                                          -0-              -0-
                                                -----------      -----------
Total Costs and Expenses                        $    63,641      $ 1,424,516
                                                -----------      -----------
Other Expense                                   $  (525,472)             -0-
                                                -----------      -----------
Net Income (Loss)                               $  (589,113)     $  (397,236)
                                                ===========      ===========
Net Income (Loss) per Common Share (1)          $      (.55)     $     (0.10)
                                                ===========      ===========
Dividends per Common Share                      $       -0-      $       -0-
                                                ===========      ===========
Notes:

(1) Based on net income, divided by
    average number of common shares
    outstanding of                                1,076,809        3,789,427

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                    For the three months ended
                                                   -----------------------------
                                                     March 31         March 31
                                                       1995             1994
                                                   -----------       -----------
Cash Flows From Operating Activities:
Net Income                                         $  (589,113)      $  (397,236)
  Adjustment to reconcile to net cash
    operating activities:
  Depreciation and amortization                       (499,093)           10,691
  (Increase) decrease in working capital, net         (624,797)          428,334
  Accrued interest forgiven                                -0-               -0-
                                                   -----------       -----------
Net Cash From Operating Activities                  (1,713,003)           41,789
Cash Flow From Investment Activities:
  Acquisition of cash, notes, contracts and
    other assets                                        17,797               -0-
  Acquisition of real estate                               -0-               -0-
  Purchases of plant and equipment                   1,027,412           (40,977)
  Divestiture of subsidiaries                          809,322               -0-
                                                   -----------       -----------
Net Cash Flow From Investing Activities              1,854,531           (40,977)
Cash Flow From financing Activities:
  (Payment of) proceeds from debt                     (331,256)              -0-
  Proceeds from issuance of common stock                  (186)              -0-
  Capital contributions from shareholders                  -0-               -0-
  Proceeds from judgment payable                       200,909               -0-
                                                   -----------       -----------
Net Cash Used in Financing Activities                 (130,533)              -0-

Net (decrease) increase in cash and
  cash equivalents                                      10,995               812

Cash and Cash Equivalents:

  Beginning of period                                  (10,995)              -0-
                                                   -----------       -----------
  End of Period                                            -0-       $       812
                                                   -----------       -----------

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
          THREE MONTHS PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1994

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

        On March 4, 1993, the name of the Company was changed from Aster Development Enterprises, Ltd., to PAN Environmental Corporation and the Company acquired all of the outstanding common stock of Northwest Specialities, Inc. ("Northwest"), a Minnesota corporation; Advantage Parking Lot Service, Inc. ("Advantage"), a California corporation; and MRR Construction Services, Inc. ("MRR"), a California corporation. The Company issued a total of 2,650,000 shares of common stock for the acquisition of these three corporations in a reorganization accounted for as a reverse acquisition, whereby the shareholders of a privately owned corporation or corporations obtained controlling ownership interest in a previously inactive or dormant public "shell" corporation. On October 11, 1993, the directors of the Company and its three affiliated companies agreed to reduce by 50% the number of shares of common stock which was originally issued for the acquisition. The net result of the shares of common stock issued in the business combination was 1,325,000 shares. The Company changed its fiscal year from January 31st to December 31st and reincorporated in the State of Delaware.

        The Company was in the business of acquiring and supervising the operations of businesses engaged in the reclamation, remediation and recycling of industrial waste materials and by-products. The Company provided its affiliated operating companies with financing and management services including accounting, planning, budgeting, computer information systems, human resources management, contract bonding and liability insurance. The Company also provided technical environmental management support to its operating companies. The Company's principal offices are in Shoreline, Washington.

        Advantage (incorporated in the State of California on February 19, 1986) was engaged in the manufacturing and sale of asphalt-based slurry sealants. Advantage applied the slurry sealants to asphalt surfaces, primarily parking lots. Advantage also had a tank cleaning operation which decontaminated portable commercial lubricant tanks. The slurry-sealer manufacturing plant is located in Fontana, California. Advantage had ten employees.

        Northwest (incorporated in 1993) reclaimed timber (poles, ties, etc.) and commodity metals, primarily from obsolete railroad telecommunications and signaling systems. Northwest operated in the Midwest and Rocky Mountain regions of the United States, and worked on active and inactive railroad right-of-ways. The poles, other wood products, and wiring were then sorted, graded and processed for resale.

        MRR (incorporated in 1992, but inactive until 1993) performed environmental construction management and related construction activities, as well as soil remediation, in Southern California. MRR employed a president and a project manager/superintendent. The majority of the contract work was performed by subcontractors.

        Pan divested itself of its three subsidiaries, Advantage, Northwest, and MRR, effective January 2, 1995.

        The statements of financial position, operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 included the financial statements of PAN Environmental Corporation, Advantage Parking Lot Services, Inc., Northwest Specialities, Inc., and MRR Construction Services, Inc. The financial statements at March 31, 1995 include only the financial statements of PAN Environmental Corporation with no subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

        Inventories were recorded at the lower of cost or market on a first-in, first out basis.

        Plant and equipment items were recorded at cost and were depreciated on a straight-line basis over their estimated useful lives.

        Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.

NOTE 3 - LOANS FROM OFFICERS

        An officer of the Company has loaned the Company various amounts on a short-term demand basis, which had a balance due of $84,218 as of March 31, 1995

NOTE 4 - NOTES PAYABLE

        The Company owed a balance of $17,800 to Bristol Ltd., an investor in the Company.

NOTE 5 - LONG-TERM DEBT

        Advantage had a long-term contract payable for the construction of a batch plant for the production of various asphalt slurries. The original balance of the contract payable was $31,620 and monthly payments were $510.

        On March 27, 1989, Advantage borrowed $300,000 from Frontier Bank in La Palma, California, under a Small Business Administration guaranty. The loan required a monthly payment of $4,524 including interest at two and three-fourths percent above the low New York prime rate as published in the Money Rate Section of the West Coast Edition of the Wall Street Journal. The loan was scheduled to be paid in full in March 1999 and was collateralized by a first lien on land and improvements owned by Advantage and located at 14388 Santa Ana Avenue, Fontana, California, plus all equipment, furniture and fixtures, accounts receivable and inventory.

NOTE 6 - OTHER EXPENSE

        The Company incurred other expenses as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in the amount of $200,909.

NOTE 7 - GOING CONCERN

        Because of a deficiency in working capital and significant operating losses, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise sufficient working capital through equity financing and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

NOTE 8 - STOCK OPTION PLAN

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

NOTE 9 - SUBSEQUENT EVENTS

        All agreements and stock options in Note 8 above were cancelled pursuant to a Settlement Agreement entered into in December 1995.

        Pan divested itself of all three subsidiaries in January 1995 pursuant to various agreements with the principals of those companies, and will seek new acquisitions together with equity financing.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the quarter ending March 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The consolidated results of operations for the quarter ending March 31, 1995 reflect an operating loss of $589,299 as compared to a loss of $397,236 for the quarter ending March 31, 1994. Included in the $589,299 loss were the losses recorded due to the divestiture of the three subsidiary companies in the amount of $324,563. Also included in the $589,299 loss was the default by the Company in a share repurchase agreement with a stockholder of the Company resulting in a default judgment in the amount of $200,909.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position and current liabilities far exceeded current assets due to the operations of its three subsidiary companies in 1993 and 1994. Therefore, the Company divested itself of its three subsidiaries leaving itself with no assets and $632,704 of debt. The Company is working out settlement agreements to satisfy this debt.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A lawsuit was filed against the Company for a default in a share repurchase agreement with a shareholder of the Company. A default judgment was entered against the Company in the amount of $200,909.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

        (a)  EXHIBITS:

               Exhibit 27  Financial Data Schedule.

        (b)  REPORTS:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PAN Environmental Corporation
                                       -----------------------------------------
                                       (Registrant)

Dated:  December 31, 1997

/s/ Jerry Cornwell
------------------------------------
Jerry Cornwell
President & CEO