Form 10QSB
period 1995-06-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
June 30, 1995

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

                                     ASSETS

                                                  As of            As of
                                                 June 30         December 31
                                                   1995             1994
                                               -----------      -----------
CURRENT ASSETS
  Cash                                              $-0-         $      682
  Accounts receivable, net of allowance
    for doubtful accounts                            -0-            244,917
  Inventory                                          -0-              8,149
  Employee advances                                  -0-             23,577
  Notes receivable                                   -0-                200
  Deferred and prepaid expenses                      -0-             15,011
                                                  ------          ---------

        Total current assets                         -0-            292,536

PROPERTY, PLANT AND EQUIPMENT
  Land                                               -0-            110,499
  Plant and equipment                                -0-            916,913
  Less accumulated depreciation                      -0-           (499,093)
                                                  ------          ---------

        Net property, plant and equipment            -0-            528,319

OTHER ASSETS
  Loan fees, net of accumulated
    amortization                                     -0-              3,621
  Deposits                                           -0-              7,996
  Deferred interest on lease                         -0-              5,980
                                                  ------          ---------

        Total other assets                           -0-             17,597
                                                  ------          ---------
TOTAL ASSETS                                         -0-          $ 838,452
                                                  ======          =========

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     As of            As of
                                                    June 30        December 31
                                                     1995             1994
                                                 -----------       -----------
CURRENT LIABILITIES
  Accounts payable                                   510,484           838,383
  Bank overdraft                                         -0-            11,677
  Accrued wages                                       58,000           243,118
  Accrued interest                                       -0-            10,783
  Taxes payable                                       10,092           153,944
  Judgment payable                                   200,909               -0-
  Loans from officer                                  84,218           180,470
  Notes payable                                       17,800            30,000
  Current portion of long-term debt                      -0-            77,590
                                                 -----------       -----------
        Total current liabilities                    881,503         1,545,965
                                                 -----------       -----------
LONG-TERM DEBT, Net of current portion                   -0-           145,214
                                                 -----------       -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized; 1,263,142
    shares issued and outstanding at
    December 31, 1994, 1,076,809 issued and
    outstanding at March 31, 1995                      1,077             1,263
  Additional paid-in capital                         467,069           642,497
  Accumulated deficit                             (1,349,649)       (1,496,487)
                                                                   -----------
        Total stockholders' equity                  (881,503)         (852,727)
                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       -0-       $   838,452
                                                 ===========       ===========

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                           For the three                         For the six
                                           months ended                          months ended
                                   ------------------------------      ------------------------------
                                     June 30           June 30           June 30           June 30
                                       1995              1994              1995              1994
                                   ------------      ------------      ------------      ------------
Sales and Service Revenue          $     -0-           $ 530,000             -0-           1,035,735
                                   ---------           ---------      ----------          ----------
Costs and Expenses
Materials, supplies and
  operating expenses                   4,282             796,109         74,882            1,666,096
Depreciation and amortization            -0-              10,844            -0-               21,535
Interest and other debt
  expense                                -0-              10,508         (6,959)              20,576
Taxes other than income taxes            -0-               7,629            -0-               19,763
Income taxes                             -0-                 -0-            -0-                  -0-
                                   ---------           ---------      ---------           ----------
Total Costs and Expenses           $   4,282           $ 825,090      $  67,923           $1,727,970
                                   ---------           ---------      ---------           ----------
Other Expense                      $(244,517)          $     -0-      $(769,989)          $      -0-
                                   ---------           ---------      ---------           ----------
Net Income (Loss)                  $(248,799)          $(295,000)     $(837,912)          $ (692,235)
                                   =========           =========      =========           ==========
Net Income (Loss) per Common
Share (1)                          $   (0.23)          $   (0.23)     $   (0.78)          $    (0.55)
                                   =========           =========      =========           ==========
Dividends per Common Share         $     -0-           $     -0-      $     -0-           $      -0-
                                   =========           =========      =========           ==========
Notes:

(1) Based on net income,
    divided by average
    number of common shares
    outstanding of                  1,076,809          1,263,281       1,076,809            1,263,281


              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                   For the six months ended
                                                 -----------------------------
                                                   June 30           June 30
                                                     1995              1994
                                                 -----------       -----------
Cash Flows From Operating Activities:
Net Income                                       $  (837,912)      $(692,235)
Adjustment to reconcile to net cash
operating activities:
Depreciation and amortization                       (499,093)         21,535
(Increase) decrease in working capital, net         (375,998)        778,270
Accrued interest forgiven                                -0-             -0-
                                                 -----------       ---------
Net Cash From Operating Activities                (1,713,003)        105,570

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                          17,797             -0-
Acquisition of real estate                               -0-             -0-
Purchases of plant and equipment                   1,027,412         (78,724)
Divestiture of subsidiaries                          809,322             -0-
                                                 -----------       ---------
Net Cash Flow From Investing Activities            1,854,531         (78,724)

Cash Flow From financing Activities:
(Payment of) proceeds from debt                     (331,256)        (27,599)
Proceeds from issuance of common stock                  (186)            -0-
Capital contributions from shareholders                  -0-             -0-
Proceeds from judgment payable                       200,909             -0-
                                                 -----------       ---------
Net Cash Used in Financing Activities               (130,533)        (27,599)

Net (decrease) increase in cash and
cash equivalents                                      10,995           1,247

Cash and Cash Equivalents:

Beginning of period                                  (10,995)            812
                                                 -----------       ---------
End of Period                                            -0-       $   2,059
                                                 -----------       ---------


              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
            SIX MONTHS PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994

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

        The statements of financial position, operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 included the financial statements of PAN Environmental Corporation, Advantage Parking Lot Services, Inc., Northwest Specialities, Inc., and MRR Construction Services, Inc. The financial statements at June 30, 1995 include only the financial statements of PAN Environmental Corporation with no subsidiaries.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

        Inventories were recorded at the lower of cost or market on a first-in, first out basis.

        Plant and equipment items were recorded at cost and were depreciated on a straight-line basis over their estimated useful lives.

        Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.


              The accompanying notes are an integral part of these
                             financial statements.

NOTE 3 -  LOANS FROM OFFICERS

        An officer of the Company has loaned the Company various amounts on a short-term demand basis, which had a balance due of $84,218 as of June 30, 1995

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

NOTE 6 - OTHER EXPENSE

        The Company incurred other expenses as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in the amount of $200,909. In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively.

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

               Corporate officers and directors                     750,000
               Corporate consultants for services                   100,000
               Other parties for capital contributions            1,100,000
                                                                  ---------
               Total                                              2,350,000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the quarter ending June 30, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The consolidated results of operations for the quarter ending June 30, 1995 reflect an operating loss of $837,912 as compared to a loss of $692,235 for the quarter ending June 30, 1994. Included in the $837,912 loss were the losses recorded due to the divestiture of the three subsidiary companies in the amount of $324,563. Also included in the $837,912 loss was the default by the Company in a share repurchase agreement with a stockholder of the Company resulting in a default judgment in the amount of $200,909. In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively, which is also included in the $837,912 loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position and current liabilities far exceeded current assets due to the operations of its three subsidiary companies in 1993 and 1994. Therefore, the Company divested itself of its three subsidiaries leaving itself with no assets and $881,503 of debt. The Company is working out settlement agreements to satisfy this debt.

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

ITEM 1 - LEGAL PROCEEDINGS

A lawsuit was filed against the Company for a default in a share repurchase agreement with a shareholder of the Company. A default judgment was entered against the Company in the amount of $200,909. In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively.

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