Form 10QSB
period 1995-09-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
September 30, 1995


                          PAN ENVIRONMENTAL CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                     91-1632888
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (206) 546-9660
              (Registrant's telephone number, including area code)


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


                                     ASSETS

                                               As of       As of
                                           September 30  December 31
                                               1995        1994
                                           -----------  ------------
CURRENT ASSETS
  Cash                                        $-0-      $     682
  Accounts receivable, net of allowance
    for doubtful accounts                      -0-        244,917
  Inventory                                    -0-          8,149
  Employee advances                            -0-         23,577
  Notes receivable                             -0-            200
  Deferred and prepaid expenses                -0-         15,011
                                              ----      ---------

         Total current assets                  -0-        292,536

PROPERTY, PLANT AND EQUIPMENT
  Land                                         -0-        110,499
  Plant and equipment                          -0-        916,913
  Less accumulated depreciation                -0-       (499,093)
                                              ----      ---------

         Net property, plant and equipment     -0-        528,319

OTHER ASSETS
  Loan fees, net of accumulated
    amortization                               -0-          3,621
  Deposits                                     -0-          7,996
  Deferred interest on lease                   -0-          5,980
                                              ----      ---------

         Total other assets                    -0-         17,597
                                              ----      ---------
TOTAL ASSETS                                   -0-      $ 838,452
                                              ====      =========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  As of           As of
                                              September 30     December 31
                                                  1995             1994
                                              ------------    -------------
CURRENT LIABILITIES
  Accounts payable                                512,295          838,383
  Bank overdraft                                      -0-           11,677
  Accrued wages                                    58,000          243,118
  Accrued interest                                    -0-           10,783
  Taxes payable                                    10,092          153,944
  Judgment payable                                200,909              -0-
  Loans from officer                               84,218          180,470
  Notes payable                                    17,800           30,000
  Current portion of long-term debt                   -0-           77,590
                                               ----------      -----------

         Total current liabilities                883,314        1,545,965
                                               ----------      -----------

LONG-TERM DEBT, Net of current portion                -0-          145,214
                                               ----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    1,263,142 shares issued and
    outstanding at December 31, 1994,
    1,076,809 issued and outstanding
    at March 31, 1995                               1,077            1,263
  Additional paid-in capital                      467,069          642,497
  Accumulated deficit                          (1,351,460)      (1,496,487)
                                                               -----------

         Total stockholders' equity              (883,314)        (852,727)
                                               ----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $-0-      $   838,452
                                               ==========      ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                      For the three              For the nine
                                      months ended               months ended
                              --------------------------  --------------------------
                              September 30  September 30  September 30  September 30
                                    1995      1994            1995          1994
                                  -------    --------      ---------     -----------
Sales and Service Revenue           $-0-     $ 55,127            -0-       1,090,862
                                  ------     --------      ---------     -----------

Costs and Expenses
Materials, supplies and
  operating expenses               1,811      (45,789)        76,693       1,638,631
Depreciation and amortization        -0-        4,222            -0-          25,757
Interest and other debt
  expense                            -0-       15,743         (6,959)         36,319
Taxes other than income taxes        -0-          917            -0-           2,353
Income taxes                         -0-          -0-            -0-             -0-
                                  ------     --------      ---------     -----------


Total Costs and Expenses          $1,811     $(24,907)     $  69,734     $ 1,704,060
                                  ------     --------      ---------     -----------

Other Expense                       $-0-         $-0-      $(769,989)           $-0-
                                  ------     --------      ---------     -----------


Net Income (Loss)                 $1,811     $ 80,034      $(839,723)    $  (612,198)
                                  ======     ========      =========     ===========


Net Income (Loss) per Common
Share (1)                         $ 0.00     $  (0.06)     $   (0.78)    $     (0.48)
                                  ======     ========      =========     ===========


Dividends per Common Share          $-0-         $-0-           $-0-            $-0-
                                  ======     ========      =========     ===========



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

                          PAN ENVIRONMENTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                 For the nine months ended
                                               -----------------------------
                                               September 30      September 30
                                                   1995             1994
                                                -----------      -----------
Cash Flows From Operating Activities:
Net Income                                      $  (839,723)     $  (612,198)
Adjustment to reconcile to net cash
operating activities:
Depreciation and amortization                      (499,093)          25,757
(Increase) decrease in working capital, net        (374,187)         773,691
Accrued interest forgiven                               -0-              -0-
                                                -----------      -----------

Net Cash From Operating Activities               (1,713,003)         187,250


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                         17,797       (1,023,578)
Acquisition of real estate                              -0-       (6,226,971)
Purchases of plant and equipment                  1,027,412         (143,581)
Divestiture of subsidiaries                         809,322              -0-
                                                -----------      -----------

Net Cash Flow From Investing Activities           1,854,531       (7,394,130)


Cash Flow From financing Activities:
(Payment of) proceeds from debt                    (331,256)       4,104,203
Proceeds from issuance of common stock                 (186)             -0-
Proceeds from issuance of preferred stock               -0-        3,155,421
Capital contributions from shareholders                 -0-              -0-
Proceeds from judgment payable                      200,909              -0-
                                                -----------      -----------

Net Cash Used in Financing Activities              (130,533)       7,259,624

Net (decrease) increase in cash and
cash equivalents                                     10,995           52,744


Cash and Cash Equivalents:

Beginning of period                                 (10,995)             -0-
                                                -----------      -----------

End of Period                                           -0-      $    52,744
                                                -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
       NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

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

          The statements of financial position, operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 and the period ended September 30, 1994 included the financial statements of PAN Environmental Corporation, Advantage, Northwest, and MRR. The financial statements at September 30, 1995 include only the financial statements of PAN Environmental Corporation with no subsidiaries.


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

NOTE 3 -  LOANS FROM OFFICERS

          An officer of the Company has loaned the Company various amounts on a short-term demand basis, which had a balance due of $84,218 as of September 30, 1995.


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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the quarter ending September 30, 1995.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The consolidated results of operations for the quarter ending September 30, 1995 reflect an operating loss of $839,723 as compared to a loss of $612,198 for the quarter ending September 30, 1994. Included in the $839,723 loss were the losses recorded due to the divestiture of the three subsidiary companies in the amount of $324,563. Also included in the $839,723 loss was the default by the Company in a share repurchase agreement with a stockholder of the Company resulting in a default judgment in the amount of $200,909. In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively, which is also included in the $839,723 loss.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position and current liabilities far exceeded current assets due to the operations of its three subsidiary companies in 1993 and 1994. Therefore, the Company divested itself of its three subsidiaries leaving itself with no assets and $883,314 of debt. The Company is working out settlement agreements to satisfy this debt.

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


                                                 PAN Environmental Corporation
                                                 (Registrant)


Dated:  December 31, 1997

/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO