Form 10KSB
period 1995-12-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended December 31, 1995

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

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:          (206) 546-9660
                                                             --------------

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

There was no revenue for the fiscal year ended December 31, 1995.

As of December 31, 1995, the aggregate number of shares of Common Stock held by non-affiliates was 868,865 shares. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. Since there was no established market for the registrant's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

As of December 31, 1995, the aggregate number of shares outstanding of the registrant's Common Stock was 1,126,809.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I
Item 1.           Business                                                        3
Item 2.           Properties                                                     10
Item 3.           Legal Proceedings                                              10
Item 4.           Submission of Matters to a Vote Security Holders               11


                                     PART II

Item 5.           Market of the Registrant's Common Equity and Related
                  Stockholder Matters                                            12
Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            13
Item 7.           Financial Statements                                           13
Item 8.           Changes in and disagreements with Accountants on
                  Accounting and Financial Matters                               13


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons
                  Compliance with Section 16(a) of the Exchange Act              15
Item 10.          Executive Compensation                                         16
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                     16
Item 12.          Certain Relationships and Related Transactions                 17
Item 13.          Exhibits                                                       18

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

         The Company undertook a comprehensive program of business restructuring and debt reduction due to the failure of equity financing efforts undertaken in 1994. The Company completed the divestiture of all of its subsidiaries in January 1995 and undertook the acquisition of Glengarry Investment Fund Company with real estate holdings, which it thought it had completed in November 1994, but which ultimately never was concluded.

Divestiture of Subsidiaries

         Advantage Parking Lot Service, Inc. ("Advantage"), a subsidiary engaged in the manufacture and sale of asphalt-based slurry sealants since 1986, was sold to its principal officer, Ronald Williams, effective January 2, 1995. Mr. Williams was the founder and principal shareholder of Advantage prior to its March 1993 acquisition by the Company. The terms of the agreement with Williams included a write-off by the Company of $166,000 advanced to Advantage by the Company and a return to the Company's treasury of 183,722 shares of the Company's common stock held by Williams. Advantage operated a slurry sealer manufacturing plant in Fontana, California and in 1993 and 1994 completed a major plant expansion subject to a large amount of encumbering debt. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Advantage's projects and therefore the subsidiary became a burden to the Company. Advantage ceased operations immediately upon being reacquired by Ronald Williams.

         MRR Construction Services, Inc. ("MRR") performed environmental construction management and construction activities, as well as soil remediation activities, throughout Southern California, throughout 1993. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of MRR's projects and therefore the subsidiary became a burden to the Company.

MRR was sold to Roaul Wheeler, in exchange for forgiveness of a $50,000 advance owed by the Company to MRR. During 1994, MRR became embroiled in significant litigation on a project in Cerritos, California. As a result of this litigation, and a lack of working capital, MRR suspended its operations in the third quarter of 1994, and had not resumed operations prior to its divestiture by the Company.

         Northwest Specialties, Inc. ("Northwest") had reclaimed timber and commodity metals, primarily from obsolete railroad telecommunications and signaling systems in the Midwest, Rocky Mountain and Eastern regions of the United States, since 1993. Northwest operated on active and inactive railroad right-of-ways, extracting utility poles, wire and other metal salvage. The poles, other timber products, wire and other metals were then sorted, graded, and processed for resale. Northwest completed approximately 65% of an 800 mile project in North Dakota for Canadian Pacific Railroad and had several projects under contract for large regional and short line railroads. Northwest had significantly reduced the seasonality of its work during the past year by expanding its reclamation activities into regions with less severe winter weather conditions. Northwest employed nine persons. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Northwest's projects and therefore the subsidiary became a burden to the Company. Northwest was sold back to Orland Howard in exchange for the forgiveness by Northwest of a contingent liability to the Company to finance operations of Northwest, estimated to be approximately $300,000.

Attempted Acquisition of Glengarry Investment Fund Company

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


Attempted Acquisition of Oil and Gas Properties

         In November and December 1995, the Company attempted to acquire oil and gas properties in a business combination agreement with Maximum Resources, Inc. ("Maximum"), a Vancouver Stock Exchange company, and two other companies, NP Energy Corporation ("NP"), a U. S. over the counter electronic bulletin board (OTCBB) company, and Polaris Equities, Inc. ("Polaris"), a U. S. private company.

         The form of business combination agreement would have taken the following form: each of the above three oil and gas companies would set up a U.S. subsidiary into which they would vend in selected oil and gas properties. These three subsidiaries would then be acquired in a reverse takeover transaction wherein the Company would issue 4,000,000 new restricted Rule 144 common shares each to Maximum, NP and Polaris in exchange for acquiring one hundred percent (100%) of the issued and outstanding common shares of their three U. S. subsidiaries.

         Since the Company did not have the necessary funds to do its accounting, audits, 10-Q's, 10-K's and legal work, Maximum, NP and Polaris agreed to advance the necessary funds to complete the work. In March and April 1996, Maximum, NP and Polaris defaulted on their obligations to advance the necessary funds and the proposed business combination agreement was never consummated.

Adoption of 1994 Stock Option Plan

         In August 1994, the shareholders of the Company adopted the 1994 Stock Option Plan, canceling and superseding all prior stock option plans. The Plan permits the Compensation and Stock Option Committee to issue options for up to 3,500,000 shares of the common stock at various prices for purposes of compensation for services rendered by officers, employees, directors and consultants to the Company and its subsidiaries. As of December 31, 1994, the Company had issued 3,102,000 options, including 100,000 at $0.001 per share and 3,002,000 at $0.55 per share. The Plan generally provided for these options to be exercisable for a period of ten years from the date of grant.

Settlement Agreement and Cancellation of 1994 Stock Option Plan

         This Plan was cancelled in 1995. Thereafter the Board of Directors authorized issuance of 720,000 Rule 144 restricted shares to be issued, effective January 2, 1996, pursuant to a December 5, 1995 Settlement Agreement, pro rata to the participants in the Stock Option Plan in exchange for the participants giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, contracts, agreements or any other relationship due from or with the Company.


Financing Plans

         As a result of its divestitures, the Company has substantially reduced its overall debt load and its operating expenses, a primary impediment to any financing activities. The Company has focused its attention during 1995 upon the acquisition of a company or companies which have sufficient capital for their current operations, so as to improve its business prospects before returning actively to the equity markets. During 1995, the Company was unable to locate or consummate any suitable acquisitions.

         The Company will continue to seek, investigate, and, if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may therefore engage in essentially any business in any industry. Business opportunities available to the Company may be in the form of companies which have recently commenced operations or with established operations, which desire to establish a public trading market for their common stock. Because of rapid technological advances being made in certain industries and shortages of available capital, management believes that there are numerous business entities seeking the benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for the needs of principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees and other factors.

         The selection of a business opportunity in which to participate is complex and extremely risky and may be made on management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or services, the merit of technological changes, and numerous other factors which are difficult to analyze through the application of any objective criteria. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into an acquisition of an interest in a business opportunity. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         In implementing a structure for a particular business acquisition, the Company is likely to become party to a merger or other business reorganization with another corporation. Generally, when a public company combines with an existing private company, the transaction is accomplished through a reorganization in which the companies merge or the shareholders of the public company ultimately receive a minority interest in the combined companies. As a result, if a transaction of this nature were consummated, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors are likely to, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Furthermore, the board of directors acting without shareholder approval, has authority to issue any part or all of the authorized but unissued common stock of the Company.

         Consequently, the current business of the Company is to provide a mechanism to take advantage of business opportunities which management believes may arise from time to time. On occasion, the Company enters into discussions with the principals of potential opportunity companies. The Company recently entered into preliminary discussions with an existing private business involved in providing wholesale services on the Internet. If these discussions result in an agreement, of which there is no assurance, it is anticipated that the acquisition would be structured as discussed in the preceding paragraph, and that the shareholders of the Company would receive a minority interest in the combined companies.

         THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WHICH MAY INVOLVE RISKS AND UNCERTAINTIES OR DEAL WITH POTENTIAL FUTURE CIRCUMSTANCES AND DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS OR FUTURE EXPERIENCE MAY DIFFER SIGNIFICANTLY FROM THE RESULTS OR POTENTIAL DEVELOPMENTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY HAS ATTEMPTED TO IDENTIFY CERTAIN OF THE FACTORS THAT IT CURRENTLY BELIEVES MAY CAUSE ACTUAL FUTURE EXPERIENCE AND RESULTS TO DIFFER FROM ITS CURRENT EXPECTATIONS REGARDING THE RELEVANT MATTER OR SUBJECT AREA. FACTORS THAT MIGHT CAUSE THIS DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED IN THIS BUSINESS SECTION INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS."

ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE

Absence of Revenue-Producing Operations

         The Company has produced no revenues during the last fiscal year and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. Any purchase of securities of the Company during this stage of its development must be seen as speculative, along with the placing of funds at a high risk in an undetermined or start-up venture with all of the unforeseen costs, expenses, problems and difficulties to which the future business may be subject.

No Assurance of Acquisition or of Profitability

         There can be no assurance that the Company will be able to acquire or enter into a business opportunity, or, if a business acquisition is consummated, that the business can be operated profitably or develop into a successful business. Profitability will depend on many factors, including the success of the Company's marketing program, the control of expense levels and the success of the Company's business activities.

Dependence upon Inexperienced, Part-time Management

         The Company's management has had limited experience in seeking, investigating or acquiring interests in business opportunities. The selection of a business opportunity in which to participate is complex and extremely risky and will be made on management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or services, the merit of technological changes, and numerous other factors which are difficult to analyze through the application of any objective criteria. The Company's potential success and its shareholders are dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into an acquisition of an interest in a business opportunity. Additionally, the directors of the Company may be involved in other business activities which compete for their time, and will devote only such time as they deem necessary to manage the business of the Company.

Lack of Opportunity for Shareholders to Evaluate Details of Acquisition

         The proposed business acquisition transaction is expected to be accomplished through a reorganization in which the companies merge or the shareholders of the Company ultimately receive a minority interest in the combined companies. The board of directors acting without shareholder approval, has authority to issue any part or all of the authorized but unissued common stock of the Company. As a result, shareholders will be unable to evaluate for themselves the economic merit of the investments that the Company may make.

Loss of Control of Company by Shareholders

         The Company may elect to acquire an interest in a business opportunity through a business reorganization involving the issuance by the Company of additional shares of common stock. Although shareholder approval would be required to authorize additional shares, the board of directors, acting without shareholder approval has authority to issue any part or all of the authorized but unissued stock of the Company. It is likely that shares representing a majority of the issued and outstanding common stock of the Company will be issued to the shareholders of the business to be acquired. If issued, the percentage of ownership of the Company by present shareholders will be reduced, and existing shareholders will not be in control of the Company.


Lack of Continuity of Management

         A majority or all of the Company's officers and directors are likely to, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Accordingly, shareholders will be relying not only on the present management of the Company, but also on the successors who may be designated and appointed by present management.

Impracticality of Exhaustive Investigation

         The lack of Company funds and of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company has committed its resources. Management's decisions will likely be made without detailed feasibility studies, independent analyses, and market surveys, which would be desirable if the Company had funds available.

Lack of Diversification

         The limited resources of the Company make it unlikely that the Company will be able to acquire an interest in more than one business opportunity. Accordingly, the Company will be subject to the risks associated with lack of diversification. Shareholders in the Company should understand that the success or failure of any business opportunity acquired by the Company will have a substantial effect on the Company.


Financial Statement Reporting Requirements

         The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act") and is required to file certain information about significant acquisitions, including audited financial statements for the company acquired for one or two year periods, depending on the size of the acquisition. Consequently, acquisition prospects that are unable to obtain the required audited financial information may not be appropriate for the Company as long as the Company is subject to the Exchange Act, and management will be limited in its selection of a business opportunity.


Possible Need for Future Financing

         Even if a business combination or acquisition is successfully completed, there can be no assurance that the working capital of the Company, if any, will be sufficient to successfully implement the Company's business plan or meet its financing requirements. In addition, the Company may experience rapid growth after commencing its new operations and may require additional funds to expand its operations or enlarge its organization. There can be no assurance that additional financing will be available when needed or on terms favorable to the Company. Subsequent financing may further reduce the percentage of ownership of the Company held by present shareholders.


No Present Market for Securities

         There is presently a limited market for the Company's securities. Although the Company intends, if possible, to establish a more active trading market on the NASD Electronic Bulletin Board, there can be no assurance that an active trading market for the Company's securities will be developed or maintained, or that shares of the Company's common stock may be resold at any price.


ITEM 2.           PROPERTIES

         The Company had no assets nor any property.


ITEM 3.           LEGAL PROCEEDINGS

         Kenneth Williams and Robert Bickel, claiming to be consultants to the Company, sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments of $121,809 and $122,709 respectively. The Company will seek to have such judgments vacated or set aside.

         The Company has been notified of a threatened legal proceeding against the company in the amount of $53,000 for non-payment of rent and legal fees and expenses to its former landlord, which was also its legal counsel. No litigation was started during 1995.

         A shareholder of the Company sued the Company in March 1995 for a default of the company's share repurchase agreement and obtained a default judgment against the Company of $200,909. The Company is attempting to work out a settlement of this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to the shareholders during 1995.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no established trading market for shares of the company's Common Stock. Although the Company's Common Stock is quoted on the OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. Accordingly, shareholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during 1994 and 1995. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 1995 there were approximately 325 holders of record of the Company's Common Stock.


         Quarter                    Year             High              Low
         -------                    ----             ----              ---
         Jan-Mar                    1994             10.125            0.188
         Apr-Jun                    1994             11.250            1.500
         Jul-Sep                    1994              3.531            0.375
         Oct-Dec                    1994              0.563            0.125
         Jan-Mar                    1995              0.313            0.188
         Apr-Jun                    1995              0.313            0.125
         Jul-Sep                    1995              0.281            0.125
         Oct-Dec                    1995              0.125            0.094


Dividends

         No dividends on Common Stock of the company have been paid and no such payment is anticipated in the foreseeable future.


Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Unregistered Securities

1995

         On November 1, 1995, the Company sold 28,000 shares of its Common Stock for aggregate cash consideration of $7,000. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On December 1, 1995 the Company issued 22,000 shares of its Common Stock for services rendered at a deemed value of $11,000 to Valhalla Financial Group, L.L.C. The services rendered were for consulting fees incident to the Company's proposed acquisition of oil and gas properties. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated results of operations for the year ending December 31, 1995 reflect an operating loss of $851,180 as compared to a loss of $574,811 for the year ending December 31, 1994. Included in the $851,180 loss were the losses recorded due to the divestiture of the three subsidiary companies in the amount of $324,563. Also included in the $851,180 loss was the default by the Company in a share repurchase agreement with a stockholder of the Company resulting in a default judgment in the amount of $200,909. In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively, which is also included in the $851,180 loss.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and incorporated herein by this reference are consolidated audited financial statements for the year ending December 31, 1995.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

         The directors and executive officers of the Company were as follows:

Name                     Age     Position
----                     ---     --------
Jerry Cornwell           58      President, Chief Executive Officer and Director
Roaul L. Wheeler         68      Secretary, Treasurer and Director


         Officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any director or officer of the Company, nor are there any arrangements or understandings between any director or officer and any other person pursuant to which such director or officer was elected to serve.

         Jerry Cornwell was President and Chief Executive Officer of the Company from January 1993 until March 15, 1995 when Dennis Brewer was appointed President and Chief Executive Officer. Mr. Cornwell reassumed his position as President and Chief Executive Officer on June 19, 1995 when Dennis Brewer resigned. For the prior ten years, he was principal of Corn-Mill Enterprises, a business investment advisory firm. Mr. Cornwell was previously President and Chief Executive Officer of J. A. Cornwell, Inc., a land reclamation and irrigation development firm, from 1975 to 1983.

         Roaul L. Wheeler has served as Director and Secretary of the Company since March 1994. Mr. Wheeler also assumed the duties of Treasurer in February 1995 upon the resignation of Ronald E. Williams. Previously, Mr. Wheeler served as Vice President of Phoenix Construction Services, Inc., a privately held construction management firm operating in Southern California. Prior to that, Mr. Wheeler was an asphalt sealing and paving contractor for more than twenty years.


Compliance with Section 16(a) of the Exchange Act

         Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Ronald E. Williams failed to file 1 monthly report covering 1 transaction on Form 4, but did report the transactions on his 1997 year end report on Form 5.

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


Executive Compensation Agreement

         The Company had no obligations under any executive compensation agreements as of December 31, 1995.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1995, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address                     Amount / Nature         Percent
of Beneficial Owner                  of Ownership (1)        of Class
-------------------                  ------------            --------
Jerry Cornwell                         -0-                    -0-
14424 SE 78th Way
Newcastle, WA  98059

Orland L. Howard                     145,055                 12.87%
P. O. Box 206A
Rochert, MN  56578

Roaul L. Wheeler                     112,889                 10.02%
P. O. Box 1423
Chino, CA  91708

Stephen M. Roake IRA                 166,666                 14.79%
10650 Riviera Place NW
Seattle, WA  98125

All officers and directors
as a group  (10)                     112,889                 10.02%

(1) Pursuant to applicable rules of the Securities and Exchange Commission, "beneficial ownership" as used in this table means the sole or shared power to vote shares (voting power) or the sole or shared power to dispose of shares (investment power). Unless otherwise indicated, the named individual has sole voting and investment power with respect to the shares shown as beneficially owned. In addition, a person is deemed the beneficial owner of those securities not outstanding which are subject to options, warrants, rights or conversion privileges if that person has the right to acquire beneficial ownership within sixty days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 2, 1995, Advantage was divested to a Director of the Company, pursuant to a divestiture agreement between the Company and Mr. Ronald Williams. The agreement provided for, among other things, the exchange of all Mr. Williams' interest in common shares of the company totaling 183,722 shares.

         Effective January 2, 1995, MRR was divested to a Director of the Company, pursuant to an agreement between the Company and Mr. Roaul Wheeler. The agreement provided for, among other things, the exchange of all the Company's interest in common shares of MRR in exchange for forgiveness of a debt by the Company to MRR in the amount of $50,000.

         Effective January 2, 1995 Northwest was divested to a Director of the Company pursuant to an agreement between the Company and Mr. Orland Howard. The agreement provided for, among other things, the exchange of all the Company's interest in common shares of Northwest in exchange for forgiveness of a contingent liability to finance operations of Northwest.


ITEM 13. EXHIBITS

The following documents are filed as part of this report:

(1)      Exhibits.

         The exhibits required to be filed by this report are listed in the
         Exhibit Index on the pages 19 and 20.

(2) Audited Financial Statements for the years ended December 31, 1995, December 31, 1994, and December 31, 1993 (Eleven Months).

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
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

2.3               Divestiture Agreement between Pan Environmental Corporation and
                  Northwest Specialties, Inc.

2.4               Divestiture Agreement between Pan Environmental Corporation and
                  Advantage Parking Lot Service, Inc.

2.5               Divestiture Agreement between Pan Environmental Corporation and
                  MRR Construction Services, Inc.

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

10.1              The 1994 Employee Benefit Stock Plan.  Reference is made to Exhibit
                  10.1 of the Company's December 31, 1994 10-K which is
                  incorporated herein by reference.

10.2              The December 7, 1995 Settlement Agreement.

10.3              The December 7, 1995 Settlement and Option Agreement with
                  Stephen M. Roake IRA, a shareholder of the Company.

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


/s/ Jerry Cornwell                            /s/ Jerry Cornwell
--------------------------------              -------------------------------
Jerry Cornwell                                Jerry Cornwell
Agent on behalf of the Company                President, CEO


/s/ Roaul L. Wheeler                          /s/ Jerry Cornwell
--------------------------------              ------------------------------
Roaul L. Wheeler                              Jerry Cornwell, Director
Secretary/Treasurer
                                              /s/ Roaul L. Wheeler
                                              -------------------------------
                                              Roaul L. Wheeler, Director

                          PAN ENVIRONMENTAL CORPORATION


                              FINANCIAL STATEMENTS




                               FOR THE YEARS ENDED
           DECEMBER 31, 1995, DECEMBER 31, 1994, and DECEMBER 31, 1993

                                    CONTENTS

                                                                               Page
                                                                               ----
Independent Auditor's Report                                                    1


Statement of Financial Position at
December 31, 1995, December 31, 1994,
and December 31, 1993 (Eleven Months)                                          2-3


Statement of Operations for the Years Ended
December 31, 1995, December 31, 1994,
and December 31, 1993 (Eleven Months)                                           4


Statement of Changes in Stockholders' Equity the Years Ended
December 31, 1995, December 31, 1994, and December 31, 1993
(Eleven Months)                                                                 5


Statement of Cash Flows for the Years Ended
December 31, 1995, December 31, 1994, and
December 31, 1993 (Eleven Months)                                               6


Notes to Consolidated Financial Statements                                     7-9

                   [WILLIAM L. BUTCHER, CPA P.S. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors of
PAN Environmental Corporation


I have audited the accompanying consolidated statement of financial position of PAN Environmental Corporation (formerly known as Aster Development Enterprises, Ltd.) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAN Environmental Corporation and the consolidated results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, December 31, 1994, and December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As is shown in the consolidated financial statements, the Company has incurred continued operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in note 7 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  WILLIAM L. BUTCHER
--------------------------------------
WILLIAM L. BUTCHER, CPA P.S.
Everett, Washington
January 6, 1998

                          PAN ENVIRONMENTAL CORPORATION
                       STATEMENT OF FINANCIAL POSITION AT
           DECEMBER 31, 1995, DECEMBER 31, 1994, and DECEMBER 31, 1993


                                     ASSETS


                                          December 31    December 31   December 31
                                             1995           1994          1993
                                          -----------    -----------    -------
CURRENT ASSETS
  Cash                                         $-0-     $     682      $     -0-
  Accounts receivable, net of allowance
    for doubtful accounts of $34,353 and
    $25,808, respectively                       -0-       244,917        198,121
  Inventory                                     -0-         8,149         15,499
  Employee advances                             -0-        23,577            350
  Notes receivable                              -0-           200            -0-
  Deferred and prepaid expenses                 -0-        15,011         10,032
                                               ----     ---------      ---------

         Total current assets                   -0-       292,536        224,002

PROPERTY, PLANT AND EQUIPMENT
  Land                                          -0-       110,499        110,499
  Plant and equipment                           -0-       916,913        774,302
  Less accumulated depreciation                 -0-      (499,093)      (486,897)
                                               ----     ---------      ---------

         Net property, plant and equipment      -0-       528,319        397,904

OTHER ASSETS
  Loan fees, net of accumulated
    amortization                                -0-         3,621          4,457
  Deposits                                      -0-         7,996          8,381
  Deferred interest on lease                    -0-         5,980            -0-
                                               ----     ---------      ---------

         Total other assets                     -0-       (17,597)        12,838
                                               ----     ---------      ---------

TOTAL ASSETS                                   $-0-     $ 838,452      $ 634,744
                                               ====     =========      =========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                       STATEMENT OF FINANCIAL POSITION AT
           DECEMBER 31, 1995, DECEMBER 31, 1994, and DECEMBER 31, 1993


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31    December 31       December 31
                                                                  1995           1994              1993
                                                               -----------    -----------       -----------
CURRENT LIABILITIES
  Accounts payable (Note 6)                                   $   505,752      $   838,383      $   382,884
  Bank overdraft                                                      -0-           11,677           65,924
  Accrued wages                                                    58,000          243,118           96,335
  Accrued interest                                                    -0-           10,783              748
  Taxes payable                                                    10,092          153,944           80,689
  Judgment payable (Note 6)                                       200,909              -0-              -0-
  Equipment contracts payable                                         -0-              -0-            3,629
  Loans from officer (Note 4)                                      84,218          180,470           30,707
  Notes payable (Note 5)                                           17,800           30,000           34,162
  Current portion of
    long-term debt                                                    -0-           77,590           34,790
  Suspense                                                            -0-            1,771              -0-
                                                              -----------      -----------      -----------

         Total current liabilities                                876,771        1,545,965          729,868
                                                              -----------      -----------      -----------

LONG-TERM DEBT, Net of current
  portion                                                             -0-          145,214          182,792
                                                              -----------      -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized; 3,789,427 shares issued
    and outstanding at
    December 31, 1993, 1,263,142 issued and outstanding
    at December 31, 1994,
    and 1,126,809 issued and outstanding
    at December 31, 1995                                            1,127            1,263            3,790
  Additional paid-in capital                                      485,019          642,497          639,970
  Accumulated deficit                                          (1,362,917)      (1,496,487)        (921,676)

         Total stockholders' equity                              (876,771)        (852,727)        (277,916)
                                                              -----------      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $-0-      $   838,452      $   634,744
                                                              ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                   STATEMENT OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 31, 1995, DECEMBER 31, 1994, and DECEMBER 31, 1993 (Eleven Months)


                                      December 31    December 31      December 31
                                         1995            1994             1993
                                      -----------    -------------    -----------
REVENUE                               $       -0-     $  1,163,120      $ 904,007

COST OF SALES                                 -0-          996,392        786,501
                                      -----------      -----------      ---------

GROSS PROFIT (LOSS)                           -0-          166,728        117,506
                                      -----------      -----------      ---------

OPERATING EXPENSES
  Salaries and wages                      (68,152)         185,514        249,348
  Professional fees                       142,969           63,626         59,333
  Depreciation and amortization               -0-           42,428         37,589
  Dues and subscriptions                    2,950              -0-            -0-
  Interest                                 (6,959)          46,357         51,968
  Travel                                    3,007          119,442         74,832
  Bad debts                                   -0-           83,374         25,360
  Bank charges                               (200)             -0-            -0-
  Insurance                                   -0-           26,109         20,757
  Taxes and licenses                          -0-           39,343         35,941
  Rent                                      6,586           39,724         23,456
  Repairs and maintenance                     -0-           18,969         29,795
  Utilities                                   489           62,132         36,943
  Office                                      -0-           19,029         16,269
  Postage and delivery                        501              -0-            -0-
  Consulting commissions                      -0-           23,383         20,064
  Miscellaneous                               -0-            2,539          2,339
                                      -----------      -----------      ---------

         Total operating expenses          81,191          771,969        683,994
                                      -----------      -----------      ---------

(LOSS) FROM OPERATIONS                    (81,191)        (605,241)      (566,488)
                                      -----------      -----------      ---------

OTHER INCOME
  Recovery of bad debts                       -0-              -0-        106,009
  Forgiveness of accrued interest             -0-              -0-         16,011
  Gain on sale of equipment                   -0-           30,354          8,493
  Interest income                             -0-               76          3,679
  Miscellaneous income                        -0-              -0-         16,692
                                      -----------      -----------      ---------

         Total other income                   -0-           30,430        150,884
                                      -----------      -----------      ---------

OTHER EXPENSE (Note 6)                    769,989              -0-            -0-

PROVISION FOR INCOME TAX

NET INCOME (LOSS)                     $  (851,180)     $  (574,811)     $(415,604)
                                      ===========      ===========      =========

NET INCOME (LOSS) PER SHARE           $     (.653)     $     (.455)     $   (.096)
                                      ===========      ===========      =========

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1994 and DECEMBER 31, 1993 (Eleven Months)



                                         Common Stock           Additional
                                   -------------------------     Paid-In         Accum.
                                    Shares          Amount       Capital         Deficit       Totals
                                    ------          ------       -------         -------       ------

Balances at January 31, 1993       2,124,627         2,125       487,365        (898,569)     (409,079)


Corporate Reorganization
of three private companies
into a common public parent
company                            2,650,000         2,650      (340,520)        392,497        54,627

Additional capital cash
contributions by shareholders                                     70,000                        70,000

Conversion of loan payable
to capital                                                        82,340                        82,340

Common stock issued for cash
at $1 per share                      339,800           340       339,460                       339,800

Common stock returned from
shareholders of subsidiaries      (1,325,000)       (1,325)        1,325

Net (loss) for the year
ended December 31, 1993                                                         (415,604)     (415,604)
                                  ----------      --------      --------      ----------      --------

Balances at December 31, 1993      3,789,427         3,790       639,970        (921,676)     (277,916)


Reverse stock split of one
for three on June 8, 1994         (2,526,285)       (2,527)        2,527

Net (loss) for the year
ended December 31, 1994                                                         (574,811)     (574,811)

                                  ----------      --------      --------      ----------      --------
Balances at December 31, 1994      1,263,142         1,263       642,497      (1,496,487)     (852,727)


Divestiture of three sub-
sidiaries on January 2, 1995        (186,433)         (186)     (175,428)        984,750       809,136

Common stock issued for
cash at $0.25 per share               28,000            28         6,972                         7,000

Common stock issued for
services at $0.50 per share           22,000            22        10,978                        11,000

Net (loss) for the year
ended December 31, 1995                                                         (851,180)     (851,180)
                                  ----------      --------      --------      ----------      --------
Balances at December 31, 1995      1,126,809         1,127       485,019      (1,362,917)     (876,771)
                                                                              ----------      --------




   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                   STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 1995, DECEMBER 31, 1994, and DECEMBER 31, 1993 (Eleven Months)


                                                     December 31    December 31    December 31
                                                        1995           1994           1993
                                                    -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                        $  (851,180)     $(574,811)     $(415,604)
  Add (deduct) items not requiring use of cash
      Depreciation and amortization                    (499,093)        12,196         60,325
      Forgiveness of accrued interest                       -0-            -0-        (16,011)
      Gain on sale of equipment                             -0-            -0-         (1,493)
      Forgiveness of debt                                   -0-            -0-            -0-
      Bad debts--employee advances                          -0-            -0-            -0-
    (Increase) decrease in accounts receivable          244,917        (46,796)      (193,413)
    (Increase) decrease in inventories                    8,149          7,350         (5,173)
    (Increase) in advances to employees                  23,577        (23,227)          (350)
    (Increase) in deferred and prepaid expenses          15,011         (4,979)       (10,032)
    Increase (decrease) in accounts payable            (332,631)       455,499        180,264
    (Decrease) in customer deposits                         -0-            -0-            -0-
    Increase in taxes payable, accrued wages,
      and accrued interest                             (339,753)       230,073        120,557
                                                    -----------      ---------      ---------

           Net cash provided (used) from
           operating activities                      (1,731,003)        55,305       (280,930)
                                                    -----------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                     1,027,412       (142,611)      (124,035)
  Increase in other assets                                9,601         (5,144)           -0-
  Increase in notes receivable                              200           (200)           -0-
  Increase in deposits                                    7,996            385         (5,103)
  Divestiture of subsidiaries                           809,322            -0-            -0-
                                                    -----------      ---------      ---------

           Net cash used from
           investing activities                       1,854,531       (147,570)      (129,138)
                                                    -----------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                   (136)           -0-        339,800
  Capital contribution from shareholders                 17,950            -0-         70,000
  Loans from officers                                   (96,252)       149,763            -0-
  Proceeds from loans and notes payable                     -0-          5,222         34,868
  Judgment payable                                      200,909            -0-            -0-
  Payments on loans and notes payable                  (235,004)        (7,791)       (41,127)
                                                    -----------      ---------      ---------

           Net cash provided (used) from
           financing activities                        (112,533)       147,194        403,541
                                                    -----------      ---------      ---------

NET (DECREASE) IN CASH                                   10,995         54,929         (6,527)

CASH BALANCE AT BEGINNING OF YEAR                       (10,995)       (65,924)       (59,397)
                                                    -----------      ---------      ---------

CASH BALANCE AT END OF YEAR                                $-0-      $ (10,995)     $ (65,924)
                                                    ===========      =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
  Issuance of common stock for services                    $-0-           $-0-           $-0-
                                                    ===========      =========      =========
  Conversion of loan payable to capital                    $-0-           $-0-      $  82,340
                                                    ===========      =========      =========

INTEREST PAID IN CASH                                      $-0-           $-0-      $  67,231
                                                    ===========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         PAN Environmental Corporation (PAN) was in the business of acquiring and supervising the operations of businesses engaged in the reclamation, remediation and recycling of industrial waste materials and by-products. PAN provided its affiliated operating companies with financing and management services including accounting, planning, budgeting, computer information systems, human resources management, contract bonding and liability insurance. The Company also provided technical environmental management support to its operating companies. PAN's principal offices are in Shoreline, Washington.

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

         Northwest Specialties, Inc. (incorporated in 1993) reclaimed timber (poles, ties, etc.) and commodity metals, primarily from obsolete railroad telecommunications and signaling systems. The Company operated in the Midwest and Rocky Mountain regions of the United States, and worked on active and inactive railroad right-of-ways. The poles, other wood products, and wiring were then sorted, graded and processed for resale.

         MRR Construction Services, Inc. (incorporated in 1992, but inactive until 1993) performed environmental construction management and related construction activities, as well as soil remediation, in Southern California. The Company employed its president and a project manager/super-intendent. The majority of the contract work was performed by subcontractors. Daily administrative support work was provided by personnel at Advantage Parking Lot Services, Inc.

                          PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  ORGANIZATION AND BASIS OF ACCOUNTING - continued

         Pan divested itself of its three subsidiaries, Advantage Parking Lot Service, Inc., Northwest Specialties, Inc. and MRR Construction Services, Inc., effective January 2, 1995.

         In November and December 1995, the Company attempted to acquire oil and gas properties in a business combination agreement with Maximum Resources, Inc., a Vancouver Stock Exchange company, and two other companies, NP Energy Corporation, a U. S. over the counter electronic bulletin board (OTCBB) company, and Polaris Equities, Inc., a U. S. private company.

         The form of business combination agreement would have taken the following form: each of the above three oil and gas companies would set up a U. S. subsidiary into which they would vend in selected oil and gas properties. These three subsidiaries would then be acquired in a reverse takeover transaction wherein the Company would issue 4,000,000 new restricted Rule 144 common shares each to Maximum, NP and Polaris in exchange for acquiring one hundred percent (100%) of the issued and outstanding common shares of their three U. S. subsidiaries.

         Since the Company did not have the necessary funds to do its accounting, audits, 10-Q's, 10-K's and legal work, Maximum, NP and Polaris agreed to advance the necessary funds to complete the work. In March and April 1996, Maximum, NP and Polaris defaulted on their obligations to advance the necessary funds and the proposed business combination agreements were never consummated.

         The statements of operations, changes in stockholders' equity and cash flows for the eleven month period ended December 31, 1993 and the year ended December 31, 1994 included the financial statements of PAN Environmental Corporation, Advantage Parking Lot Services, Inc., Northwest Specialities, Inc., and MRR Construction Services, Inc. The statement of financial position at December 31, 1993 and December 31, 1994 included the balance sheets of PAN Environmental Corporation, Northwest Specialties, Inc., MRR Construction Services, Inc. and Advantage Parking Lot Service, Inc. The financial statements at December 31, 1995 include only the financial statements of PAN Environmental Corporation with no subsidiaries.


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


NOTE 5 -  LONG-TERM DEBT

         The Company had a long-term contract payable for the construction of a batch plant for the production of various asphalt slurries. The original balance of the contract payable was $31,620 and monthly payments were $510.

                          PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  LONG-TERM DEBT - continued

         On March 27, 1989, Advantage Parking Lot Services, Inc. borrowed $300,000 from Frontier Bank in La Palma, California, under a Small Business Administration guaranty. The loan required a monthly payment of $4,524 including interest at two and three-fourths percent above the low New York prime rate as published in the Money Rate Section of the West Coast Edition of the Wall Street Journal. The loan was scheduled to be paid in full in March 1999 and was collateralized by a first lien on land and improvements owned by the Company and located at 14388 Santa Ana Avenue, Fontana, California, plus all equipment, furniture and fixtures, accounts receivable and inventory.


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


NOTE 7 -  GOING CONCERN

         Because of a deficiency in working capital and significant operating losses, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise sufficient working capital through equity financing and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self- sufficient and profitable.


NOTE 8 - SALES OF STOCK

         The Company issued 28,000 shares for $7,000 in cash contributions and 22,000 shares for $11,000 in services rendered to the Company.


NOTE 9 -  STOCK OPTION PLAN

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

                  Corporate officers and directors              750,000
                  Corporate consultants for services            500,000
                  Other parties for capital contributions     1,100,000

                  Total                                       2,350,000

         All capital contributions were made prior to the March 4, 1993 plan of reorganization. All shares issued under these agreements are subject to Rule 144 of the Securities and Exchange Commission with respect to the holding period by the shareholder along with other restrictions.

                          PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS

         All agreements and stock options in Note 8 above were cancelled pursuant to a Settlement Agreement entered into in December 1995.

         Pan divested itself of all three subsidiaries in January 1995 pursuant to various agreements with the principals of those companies, and will seek new acquisitions together with equity financing.