Form 10QSB
period 1996-03-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
March 31, 1996

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

                              Yes  [X]  No  [ ]

Number of common shares outstanding as of the close of the period covered by this report: 2,848,163 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS

                                                                                As of              As of
                                                                               March 31         December 31
                                                                                 1996               1995
                                                                              -----------       -----------
OTHER ASSETS
  Settlement agreement - principals                                               360,000               -0-
  Escrowed shares for debt, Millard account                                       225,000               -0-
                                                                              -----------       -----------
        Total other assets                                                        585,000               -0-
                                                                              -----------       -----------
TOTAL ASSETS                                                                  $   585,000       $       -0-
                                                                              ===========       ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $   449,751       $   505,752
  Accrued wages                                                                       -0-            58,000
  Taxes payable                                                                    13,104            10,092
  Judgment payable                                                                200,909           200,909
  Accrued judgment interest                                                        47,451               -0-
  Loans from officer                                                                  -0-            84,218
  Notes payable                                                                       -0-            17,800
                                                                              -----------       -----------
        Total current liabilities                                                 711,215           876,771
                                                                              -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at March 31, 1996                                                               2,848             1,127
  Additional paid-in capital                                                    1,343,976           485,019
  Accumulated deficit                                                          (1,473,039)       (1,362,917)
                                                                              -----------       -----------
        Total stockholders' equity                                               (126,215)         (876,771)
                                                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   585,000       $       -0-
                                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                                  For the three months ended
                                                -----------------------------
                                                 March 31          March 31
                                                   1996              1995
                                                -----------       -----------
Sales and Service Revenue                       $       -0-       $       -0-
                                                -----------       -----------
Costs and Expenses
Materials, supplies and operating expenses           59,659            70,600
Interest and other debt expense                      47,451            (6,959)
Taxes other than income taxes                         3,012               -0-
                                                -----------       -----------
Total Costs and Expenses                        $   110,122       $    63,641
                                                -----------       -----------
Other Expense                                   $       -0-          (525,472)
                                                -----------       -----------
Net Income (Loss)                               $  (110,122)      $  (589,113)
                                                ===========       ===========
Net Income (Loss) per Common Share (1)          $     (0.04)      $     (0.55)
                                                ===========       ===========
Dividends per Common Share                      $       -0-       $       -0-
                                                ===========       ===========
Notes:

(1) Based on net income, divided by
    average number of common shares
    outstanding of                                2,848,163         1,076,809


              The accompanying notes are an integral part of these
                              financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                         For the three months ended
                                                        -----------------------------
                                                         March 31         March 31
                                                            1996              1995
                                                        -----------       -----------
Cash Flows From Operating Activities:
  Net Income                                            $  (110,122)      $  (589,113)
    Adjustment to reconcile to net cash
     operating activities:
       Depreciation and amortization                            -0-          (499,093)
       (Increase) decrease in working capital, net          (63,538)         (624,797)
                                                        -----------       -----------
Net Cash From Operating Activities                         (173,660)       (1,713,003)

Cash Flow From Investment Activities:
  Acquisition of cash, notes, contracts and
   other assets                                             585,000            17,797
  Purchases of plant and equipment                              -0-         1,027,412
  Divestiture of subsidiaries                                   -0-           809,322
                                                        -----------       -----------

Net Cash Flow From Investing Activities                     585,000         1,854,531

Cash Flow From financing Activities:
   (Payment of) proceeds from debt                         (102,018)         (331,256)
  Proceeds from issuance of common stock                      1,721              (186)
  Capital contributions from shareholders                   858,957               -0-
  Proceeds from judgment payable                                -0-           200,909
                                                        -----------       -----------
Net Cash Used in Financing Activities                       758,660          (130,533)

Net (decrease) increase in cash and
  cash equivalents                                              -0-            10,995

Cash and Cash Equivalents:
   Beginning of period                                          -0-           (10,995)
                                                        -----------       -----------
   End of Period                                                -0-       $       -0-
                                                        -----------       -----------

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
          THREE MONTHS PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995

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

        The Company divested itself of its three subsidiaries, Advantage, Northwest, and MRR, effective January 2, 1995.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

        Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.

NOTE 3 - OTHER EXPENSE AND ACCOUNTS PAYABLE

        The Company incurred other expenses as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively. The Company booked these judgments as consulting fee expenses and as accounts payable.

NOTE 4 - ISSUANCE/SALES OF STOCK

        The Company issued 116,000 shares of restricted Rule 144 common stock in settlement of a promissory note for $58,000 payable to Jerry Cornwell for past services rendered.

        The Company issued 31,318 shares for $15,659 of services rendered by a consultant of the Company, Valhalla Financial Group, L.L.C.

        The Company issued 168,436 shares of restricted Rule 144 common stock to settle out an $84,218 promissory note payable to Jerry Cornwell for a cash loan.

        The Company issued 155,600 shares of restricted Rule 144 common stock to settle out a $77,800 debt to Bristol Ltd. for a $17,800 cash loan and $60,000 for past services rendered.

        The Company issued 450,000 shares of restricted Rule 144 common stock in escrow to Douglas Millard, Escrow Agent, for the purpose of paying off or settling $225,000 of accrued trade debt, accrued taxes payable and accrued interest.

        The Company issued 800,000 shares of restricted Rule 144 common stock to:

              The accompanying notes are an integral part of these
                             financial statements.

        80,000 shares to a consultant of the Company, Valhalla Financial Group, L.L.C. for services rendered incident to the Settlement Agreement, and 720,000 shares to former or current PAN principals or affiliates pursuant to a December 5, 1995 Settlement Agreement wherein the shares will be issued pro rata to the participants in the Stock Option Plan in exchange for giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, agreement or any other relationship due from or with the Company.

        All such shares issued during the first quarter of 1996 were issued for a stated value of $0.50 per share.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending March 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending March 31, 1996 reflect an operating loss of $110,122 as compared to a loss of $589,113 for the quarter ending March 31, 1995. Included in the $110,122 loss were the $59,659 in losses recorded due to expenses for services rendered incident to attempts to acquire oil and gas properties in late 1995 and early 1996 and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $711,215 and no current assets due to the divestiture of its three subsidiaries in 1995. The Company is working out settlement agreements to satisfy this debt.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A lawsuit was filed against the Company by its legal counsel which resulted in a default judgment against the Company of $38,279.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

        (A)  EXHIBITS:

               Exhibit 27  Financial Data Schedule

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