Form 10QSB
period 1996-06-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
June 30, 1996

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

                                     ASSETS

                                                    As of             As of
                                                   June 30         December 31
                                                     1996              1995
                                                 -----------       -----------
OTHER ASSETS
  Settlement agreement - principals                  360,000               -0-
  Escrowed shares for debt, Millard account          225,000               -0-
                                                 -----------       -----------
        Total other assets                           585,000               -0-
                                                 -----------       -----------
TOTAL ASSETS                                     $   585,000       $       -0-
                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   449,751       $   505,752
  Accrued wages                                          -0-            58,000
  Taxes payable                                       13,104            10,092
  Judgment payable                                   200,909           200,909
  Accrued judgment interest                           47,451               -0-
  Loans from officer                                     -0-            84,218
  Notes payable                                          -0-            17,800
                                                 -----------       -----------
        Total current liabilities                    711,215           876,771
                                                 -----------       -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at March 31, 1996                                  2,848             1,127
  Additional paid-in capital                       1,343,976           485,019
   Accumulated deficit                            (1,473,039)       (1,362,917)
        Total stockholders' equity                  (126,215)         (876,771)
                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   585,000       $       -0-
                                                 ===========       ===========

              The accompanying notes are an integral part of these
                             financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                       For the three                   For the six
                                       months ended                    months ended
                                 --------------------------    ---------------------------
                                   June 30        June 30        June 30         June 30
                                     1996           1995           1996            1995
                                 -----------    -----------    -----------     -----------
Sales and Service Revenue        $       -0-    $       -0-            -0-             -0-
                                 -----------    -----------    -----------     -----------
Costs and Expenses
Materials, supplies and
  operating expenses                     -0-          4,282         59,659          74,882
Interest and other debt
  expense                                -0-            -0-         47,451          (6,959)
Taxes other than income taxes            -0-            -0-          3,012             -0-
                                 -----------    -----------    -----------     -----------
Total Costs and Expenses         $       -0-    $     4,282    $   110,122     $    67,923
                                 -----------    -----------    -----------     -----------
Other Expense                    $       -0-    $  (244,517)   $       -0-     $  (769,989)
                                 -----------    -----------    -----------     -----------
Net Income (Loss)                $       -0-    $  (248,799)   $  (110,122)    $  (837,912)
                                 ===========    ===========    ===========     ===========
Net Income (Loss) per Common
Share (1)                        $     (0.00)   $     (0.23)   $     (0.04)    $     (0.78)
                                 ===========    ===========    ===========     ===========
Dividends per Common Share       $       -0-    $       -0-    $       -0-     $       -0-
                                 ===========    ===========    ===========     ===========
Notes:

(1) Based on net income,
    divided by average
    number of common shares
    outstanding of                 2,848,163      1,076,809      2,848,163       1,076,809

              The accompanying notes are an integral part of these
                              financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                           For the six months ended
                                                        -----------------------------
                                                          June 30           June 30
                                                           1996               1995
                                                        -----------       -----------
Cash Flows From Operating Activities:
  Net Income                                            $  (110,122)      $  (837,912)
   Adjustment to reconcile to net cash
     operating activities:
       Depreciation and amortization                            -0-          (499,093)
       (Increase) decrease in working capital, net          (63,538)         (375,998)
                                                        -----------       -----------
  Net Cash From Operating Activities                       (173,660)       (1,713,003)

Cash Flow From Investment Activities:
  Acquisition of cash, notes, contracts and
    other assets                                            585,000            17,797
  Purchases of plant and equipment                              -0-         1,027,412
  Divestiture of subsidiaries                                   -0-           809,322
                                                        -----------       -----------
Net Cash Flow From Investing Activities                     585,000         1,854,531

Cash Flow From financing Activities:
  (Payment of) proceeds from debt                          (102,018)         (331,256)
  Proceeds from issuance of common stock                      1,721              (186)
  Capital contributions from shareholders                   858,957               -0-
  Proceeds from judgment payable                                -0-           200,909
                                                        -----------       -----------
Net Cash Used in Financing Activities                       758,660          (130,533)

Net (decrease) increase in cash and
  cash equivalents                                              -0-            10,995

Cash and Cash Equivalents:
  Beginning of period                                           -0-           (10,995)
                                                        -----------       -----------
  End of Period                                                 -0-       $       -0-
                                                        -----------       -----------

              The accompanying notes are an integral part of these
                              financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
            SIX MONTHS PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995

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

        Since the Company did not have the necessary funds to do its accounting, audits, 10- Q's, 10-K's and legal work, Maximum, NP and Polaris agreed to advance the necessary funds to complete the work. In March and April 1996, Maximum, NP and Polaris defaulted on their obligations to advance the necessary funds and the proposed business combination agreements were never consummated.

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

        The Company issued 31,318 shares for $ 15,659 of services rendered by a consultant of the Company, Valhalla Financial Group, L.L.C.

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

        The Company issued 800,000 shares of restricted Rule 144 common stock to: 80,000 shares to a consultant of the Company, Valhalla Financial Group, L.L.C. for

   The accompanying notes are an integral part of these financial statements.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending June 30, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 1996 reflect an operating loss of $110,122 as compared to a loss of $589,113 for the quarter ending June 30, 1995. Included in the $110,122 loss were the $59,659 in losses recorded due to expenses for services rendered incident to attempts to acquire oil and gas properties in late 1995 and early 1996 and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

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