Form 10QSB
period 1996-09-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
September 30, 1996


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


                                     ASSETS
                                     ------
                                                             As of            As of
                                                          September 30     December 31
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
                                                          ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                        $   451,633      $   505,752
  Accrued wages                                                   -0-           58,000
  Taxes payable                                                18,795           10,092
  Judgment payable                                            200,909          200,909
  Accrued judgment interest                                    47,451              -0-
  Loans from officer                                              -0-           84,218
  Notes payable                                                   -0-           17,800
                                                          -----------      -----------

         Total current liabilities                            718,788          876,771
                                                          -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at March 31, 1996                                           2,848            1,127
  Additional paid-in capital                                1,343,976          485,019
  Accumulated deficit                                      (1,480,612)      (1,362,917)
                                                          -----------      -----------

         Total stockholders' equity                          (133,788)        (876,771)
                                                          -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   585,000      $       -0-
                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                       For the three                 For the nine
                                       months ended                  months ended
                                  -----------------------     ----------------------------
                                   Sept. 30      Sept. 30       Sept. 30         Sept. 30
                                     1996          1995           1996             1995
                                  ---------     ---------     -----------      -----------
Sales and Service Revenue         $     -0-     $     -0-     $       -0-      $       -0-
                                  ---------     ---------     -----------      -----------


Costs and Expenses
Materials, supplies and
  operating expenses                  1,882         1,811          61,541           76,693
Interest and other debt
  expense                               -0-           -0-          47,451           (6,959)
Taxes other than income taxes         5,691           -0-           8,703              -0-
                                  ---------     ---------     -----------      -----------


Total Costs and Expenses          $   7,573     $   1,811     $   117,695      $    69,734
                                  ---------     ---------     -----------      -----------

Other Expense                     $     -0-     $     -0-     $       -0-      $       -0-
                                  ---------     ---------     -----------      -----------


Net Income (Loss)                 $  (7,573)    $  (1,811)    $  (117,695)     $  (839,723)
                                  =========     =========     ===========      ===========


Net Income (Loss) per Common
Share (1)                         $   (0.00)    $   (0.00)    $     (0.04)     $     (0.78)
                                  =========     =========     ===========      ===========


Dividends per Common Share        $     -0-     $     -0-     $       -0-      $       -0-
                                  =========     =========     ===========      ===========


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

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                For the nine months ended
                                             -------------------------------
                                             September 30      September 30
                                                  1996            1995
                                                ---------      -----------
Cash Flows From Operating Activities:
Net Income                                      $(117,695)     $  (839,723)
Adjustment to reconcile to net cash
operating activities:
Depreciation and amortization                         -0-         (499,093)
(Increase) decrease in working capital, net       (55,965)        (374,187)
                                                ---------      -----------

Net Cash From Operating Activities               (173,660)      (1,713,003)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
 other assets                                     585,000           17,797
Purchases of plant and equipment                      -0-        1,027,412
Divestiture of subsidiaries                           -0-          809,322
                                                ---------      -----------

Net Cash Flow From Investing Activities           585,000        1,854,531


Cash Flow From financing Activities:
(Payment of) proceeds from debt                  (102,018)        (331,256)
Proceeds from issuance of common stock              1,721             (186)
Capital contributions from shareholders           858,957              -0-
Proceeds from judgment payable                        -0-          200,909
                                                ---------      -----------

Net Cash Used in Financing Activities             758,660         (130,533)

Net (decrease) increase in cash and
 cash equivalents                                     -0-           10,995


Cash and Cash Equivalents:

Beginning of period                                   -0-          (10,995)
                                                ---------      -----------

End of Period                                         -0-      $       -0-
                                                ---------      -----------

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
       NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

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

          Advantage (incorporated in the State of California on February 19,
          1986) was engaged in the manufacturing and sale of asphalt-based slurry sealants. Advantage applied the slurry sealants to asphalt surfaces, primarily parking lots. Advantage also had a tank cleaning operation which decontaminated portable commercial lubricant tanks. The slurry-sealer manufacturing plant is located in Fontana, California. Avantage had ten employees.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending September 30, 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending September 30, 1996 reflect an operating loss of $117,695 as compared to a loss of $839,723 for the quarter ending September 30, 1995. Included in the $117,695 loss were the $61,541 in losses recorded due to expenses for services rendered incident to attempts to acquire oil and gas properties in late 1995 and early 1996 and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $718,788 and no current assets due to the divestiture of its three subsidiaries in 1995. The Company is working out settlement agreements to satisfy this debt.

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

                  None.

          (b)  REPORTS:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            PAN Environmental Corporation
                                            -----------------------------
                                            (Registrant)


Dated:  December 31, 1997

/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO