Form 10KSB
period 1996-12-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the Fiscal Year Ended December 31, 1996

                         Commission File Number: 0-19471

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There was no revenue for the fiscal year ended December 31, 1996.

As of December 31, 1996, the aggregate number of shares of Common Stock held by non-affiliates was 975,883 shares. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. Since there was no established market for the registrant's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

As of December 31, 1996, the aggregate number of shares outstanding of the registrant's Common Stock was 2,848,163.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                          10
Item 3.   Legal Proceedings                                                   11
Item 4.   Submission of Matters to a Vote Security Holders                    11

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters                                                             12
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 14
Item 7.   Financial Statements                                                16
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Matters                                    16

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons Compliance with 16(a) of the Exchange Act                   17
Item 10.  Executive Compensation                                              18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                          19
Item 12.  Certain Relationships and Related Transactions                      20
Item 13.  Exhibits                                                            21

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

        The Company undertook a comprehensive program of business restructuring and debt reduction due to the failure of equity financing efforts undertaken in 1994. The Company completed the divestiture of all of its subsidiaries in January 1995. There were no revenues from the divested companies during January 1995.

        Advantage Parking Lot Service, Inc. ("Advantage"), a subsidiary engaged in the manufacture and sale of asphalt-based slurry sealants since 1986, was sold to its principal officer, Ronald Williams, effective January 2, 1995. Mr. Williams was the founder and principal shareholder of Advantage prior to its March 1993 acquisition by the Company. The terms of the agreement with Williams included a write-off by the Company of $166,000 advanced to Advantage by the Company and a return to the Company's treasury of 183,722 shares of the Company's common stock held by Williams. Advantage operated a slurry sealer manufacturing plant in Fontana, California and in 1993 and 1994 completed a major plant expansion, subject to a large amount of encumbering debt. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Advantage's projects and therefore the subsidiary became a burden to the Company. Advantage ceased operations immediately upon being reacquired by Ronald Williams.

        MRR Construction Services, Inc. ("MRR") performed environmental construction management and construction activities, as well as soil remediation activities, throughout Southern California, throughout 1993. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of MRR's projects and therefore the subsidiary became a burden to the Company. MRR was sold to Roaul Wheeler, in exchange for forgiveness of a $50,000 advance owed to MRR by the Company. During 1994, MRR became embroiled in a significant litigation matter on a project in Cerritos, California. As a result of this litigation, and a lack of working capital, MRR suspended its operations in the third quarter of 1994, and had not resumed operations prior to its divestiture by the Company.

        Northwest Specialties, Inc. ("Northwest") had reclaimed timber and commodity metals, primarily from obsolete railroad telecommunications and signaling systems in the Midwest, Rocky Mountain and Eastern regions of the United States, since 1993. Northwest operated on active and inactive railroad right-of-ways, extracting utility poles, wire and other metal salvage. The poles, other timber products, wire and other metals were then sorted, graded, and processed for resale. Northwest completed approximately 65% of an 800 mile project in North Dakota for Canadian Pacific Railroad and had several projects under contract for large regional and short-line railroads. Northwest had significantly reduced the seasonality of its work during 1994 by expanding its reclamation activities into regions with less severe winter weather conditions. Northwest employed nine persons. When the Company lost its financing with Credit Lyonnais in 1994, it could not finance nor bond any of Northwest's projects and therefore the subsidiary became a burden to the Company. Northwest was sold back to Orland Howard in exchange for the forgiveness by Northwest of a contingent liability to the Company to finance operations of Northwest, estimated to be approximately $300,000.

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

        The business combination agreement would have taken the following form: each of the above three oil and gas companies would set up a U. S. subsidiary into which they would vend in selected oil and gas properties. These three subsidiaries would then be acquired in a reverse takeover transaction wherein the Company would issue 4,000,000 new restricted Rule 144 common shares each to Maximum, NP and Polaris in exchange for acquiring one hundred percent (100%) of the issued and outstanding common shares of their three U. S. subsidiaries.

        Since the Company did not have the necessary funds to do its accounting, audits, 10-Q's, 10-K's and legal work, Maximum, NP and Polaris agreed to advance the necessary funds to complete the work. In March and April 1996, Maximum, NP and Polaris defaulted on their obligations to advance the necessary funds and the proposed business combination agreement was never consummated.

Settlement Agreement and Cancellation of 1994 Stock Option Plan

        In August 1994, the shareholders of the Company adopted the 1994 Stock Option Plan, canceling and superseding all prior stock option plans. The Plan permitted the Compensation and Stock Option Committee to issue options for up to 3,500,000 shares of common stock at various prices for purposes of compensation for services rendered by officers, employees, directors and consultants to the Company and its subsidiaries. As of December 31, 1994, the Company had issued 3,102,000 options, including 100,000 at $0.001 per share and 3,002,000 at $0.55 per share. The Plan generally provided for these options to be exercisable for a period of ten years from the date of grant.

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

Search for Suitable Acquisitions

        As a result of its divestitures, the Company has substantially reduced its overall debt load and its operating expenses, a primary impediment to any financing activities. The Company has focused its attention during 1995 and 1996 upon the acquisition of a company or companies which have sufficient capital for their current operations, so as to improve its business prospects before returning actively to the equity markets. During 1995 and 1996, the Company was unable to locate or consummate any suitable acquisitions.

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

Other Common Share Issuances for Debt or Services

        Other than the 720,000 common shares issued above, an additional 80,000 common shares were issued to Valhalla Financial Group, L.L.C. for services rendered incident to the December 5, 1995 Settlement Agreement.

        The Company issued 116,000 shares of restricted Rule 144 common stock in settlement of a promissory note for $58,000 payable to Jerry Cornwell, President and CEO, for past services rendered.

        The Company issued 31,318 shares for $ 15,659 of services rendered by a consultant of the Company, Valhalla Financial Group, L.L.C.

        The Company issued 168,436 shares of restricted Rule 144 common stock to settle out an $84,218 promissory note payable to Jerry Cornwell, President and CEO, for a cash loan.

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

ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE

Absence of Revenue-Producing Operations

        The Company has produced no revenues during the last two fiscal years and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. Any purchase of securities of the Company during this stage of its development must be seen as speculative, along with the placing of funds at a high risk in an undetermined or start-up venture with all of the unforeseen costs, expenses, problems and difficulties to which the future business may be subject.

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

ITEM 2. PROPERTIES

        The Company had no assets nor any property, other than the shares issued to settle out previous option-holders of PAN and the shares issued in escrow to settle out debt.

        Since May 1996, the Company has utilized office space at the offices of Valhalla Financial Group, L.L.C. Valhalla was previously at 6912- 220th Street SW, Mountlake Terrace, Washington 98043, and since September 1997 is located at 19239 Aurora Avenue North, Shoreline, Washington 98133. To date, the Company has used this space free of charge and anticipates that it will continue to do so in the foreseeable future, or until a business acquisition is consummated.

ITEM 3. LEGAL PROCEEDINGS

        Kenneth Williams and Robert Bickel, claiming to be consultants to the Company, sued MRR, a former subsidiary of the Company, and the Company for alleged consulting fees owed for 1993 and 1994 and obtained default judgments of $121,809 and $122,709 respectively. The Company will seek to have such judgments vacated or set aside.

        The Company has been notified of a threatened legal proceeding against the company in the amount of $53,000 for non-payment of rent and legal fees and expenses to its former landlord, which was also its legal counsel. Litigation was started during 1996 which resulted in a default judgment against the Company of $38,279.

        A shareholder of the Company sued the Company in March 1995 for a default of the company's share repurchase agreement and obtained a default judgment against the Company of $200,909. The Company is attempting to work out a settlement of this matter for $225,000 through a sale of the 150,000 shares owned by Roake which underlie the share repurchase agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        No matters were submitted to the shareholders during 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        There is no established trading market for shares of the company's Common Stock. Although the Company's Common Stock is quoted on the OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. Accordingly, shareholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during 1995 and 1996. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 1996 there were approximately 325 holders of record of the Company's Common Stock.

        Quarter              Year           High           Low
        -------              ----           ----          -----
        Jan-Mar              1995           .313          .188
        Apr-Jun              1995           .313          .125
        Jul-Sep              1995           .281          .125
        Oct-Dec              1995           .125          .094
        Jan-Mar              1996           .125          .125
        Apr-Jun              1996           .125          .063
        Jul-Sep              1996           .063          .063
        Oct-Dec              1996           .063          .063

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

1996

        On January 2, 1996, the Company issued 116,000 shares of its Common Stock for services rendered at a deemed value of $58,000 to Jerry Cornwell. The services rendered were for past services rendered to the Company as CEO of the Company. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996, the Company issued 168,436 shares of its Common Stock for consideration of $84,218 to Jerry Cornwell. The stock was issued to settle out a cash loan by Jerry Cornwell to the Company in 1993 and 1994 which was used for working capital. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996, the Company issued 155,600 shares of its Common Stock for an aggregate cash consideration of $77,800 to Bristol Ltd. The stock was issued to settle out a cash loan to the Company in 1993 in the amount of $17,800 and for services rendered to the Company in the amount of $60,000 for consulting fees incident to the corporate reorganization in early 1993. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996, the Company issued 450,000 shares of its Common Stock into escrow for debt settlement at a deemed value of $225,000 to Douglas Millard, Escrow Agent. The shares were issued for the purpose of settling out accrued trade debt, accrued taxes payable and $94,902 of accrued interest. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On February 2, 1996, the Company issued 31,318 shares of its Common Stock for services rendered to the Company at a deemed value of $15,659 to

Valhalla Financial Group, L.L.C. The stock was issued for services rendered to the Company incident to a proposed acquisition of oil and gas properties. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The results of operations for the year ending December 31, 1996 reflect an operating loss of $117,695 as compared to a loss of $851,180 for the year ending December 31, 1995. Included in the $117,695 loss were the $61,541 in losses recorded due to expenses for services rendered incident to attempts to acquire oil and gas properties in late 1995 and early 1996 and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

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

Liquidity and Capital Resources; Plan of Operation

        As of December 31, 1996, the Company had no cash reserves or cash equivalents. During the last two fiscal years, the Company has financed itself through the issuance of common stock and through capital contributions from certain shareholders. At December 31, 1996, the Company had no current assets and current liabilities of $718,788, resulting in a working capital deficiency of $718,788. This can be compared to no current assets and current liabilities of $876,771 at December 31, 1995, and a working capital deficiency of $876,771.

        Current liabilities include judgments payable totaling $453,427. See "Legal Proceedings" and Notes to Financial Statements.

        In light of the Company's significant working capital deficiency, the Company's independent auditor included an explanatory paragraph in his audit opinion with respect to the Company's 1996 financial statements which indicated substantial doubt about the Company's ability to continue as a going concern. Due to the plans of the Company to acquire a business entity having sufficient assets and cash flow to enable the Company to be self-sufficient and to raise additional working capital through equity financing, the financial statements were prepared on the assumption that the Company would continue its operations as a going concern, rather than based on the assumption of liquidation. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's ability to acquire a business entity or obtain financing.

        The Company is attempting to settle with certain of its creditors through the issuance of common stock. However, the Company's ability to satisfy its debt obligations and settle with judgment creditors may ultimately depend upon the future operating performance of an acquired business entity, the performance of which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. There is no assurance that the Company's operating cash flow will be sufficient in the near term to meet its operating expenses or to service debt requirements as they become due. Furthermore, there can be no assurance that the Company will be able to acquire a business entity having sufficient assets and cash flow to enable the Company to be self-sufficient.

        If the Company is unable to settle with its creditors or service its indebtedness, or acquire a solvent business entity, it will be forced to adopt an alternative strategy that may include actions such as restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, and the implementation of any of these alternative strategies could have a negative impact on the Company's operations, financial condition, and capital structure, and may be dilutive to existing stockholders.

        The Company has no bank line or credit arrangements. Subsequent to a business acquisition, if any, the Company's losses may continue. There can be no assurance that the Company will ever achieve profitability. Whether or not a business acquisition is completed, it is likely that the Company will require additional capital to fund its operations. If equity financing is attempted, there can be no assurance that additional financing will be available when needed or on terms favorable to the Company.

        If a business acquisition is consummated, the Company's actual working capital needs will then depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities, the status of competitive products, and the continued availability of working capital and equity financing, none of which can be predicted at this point in time.

        The inability to locate a business acquisition or obtain financing would have a material adverse effect on the Company's operations. The Company could be required to suspend its operations or sell additional securities on terms that are highly dilutive to current investors in the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Attached hereto and incorporated herein by this reference are consolidated audited financial statements for the year ending December 31, 1996.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

        The directors and executive officers of the Company were as follows:

Name                         Age    Position
----                         ---    --------
Jerry Cornwell               59     President, Chief Executive Officer and Director
Roaul L. Wheeler             69     Secretary, Treasurer and Director

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

Compliance with Section 16(a) of the Exchange Act

        Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Roaul L. Wheeler failed to timely file 1 monthly report covering 1 transaction on Form 4, but did report the transaction on his 1997 year end report on Form 5; and that Orland L. Howard failed to timely file 1 monthly report covering 1 transaction on Form 4, but did report the transaction on his 1997 year end report on Form 5; and that Jerry Cornwell failed to timely file 1 monthly report covering 9 transactions on Form 4, but did report the transaction on his 1997 year end report on Form 5; and that Dennis Brewer failed to timely file 1 monthly report covering 1 transaction on Form 4; and that George White failed to timely file 1 monthly report covering 1 transaction on Form 4, but did report the transaction on his 1997 year end report on Form 5; and that Douglas Millard, Escrow Agent failed to timely file 1 monthly report covering 1 transaction on Form 4, but did report the transaction on his 1997 year end report on Form 5; and that Valhalla Financial Group, L.L.C. failed to timely file 1 monthly report covering 2 transactions on Form 4, but did report the transaction on its 1997 year end report on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

        Jerry Cornwell was issued 116,000 restricted Rule 144 common shares authorized on January 2, 1996 at a stated value of $0.50 per share for $58,000 in past services rendered. No other executive officer's salary and bonus exceeded $10,000 during any of the company's last three fiscal years.

        The Board of Directors authorized issuance of 720,000 rule 144 restricted shares to be issued, effective January 2, 1996 pursuant to a December 5, 1995 Settlement Agreement, pro rata to the participants in the 1994 Stock Option Plan cancelled in 1995 in exchange for the principals of PAN giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, contracts, agreements or any other relationship due from or with the Company. Jerry Cornwell received 120,709 shares from this issue; Roaul L.
Wheeler received 36,857 shares.

Executive Compensation Agreement

        No executive officer's salary and bonus exceeded $10,000 during any of the company's last three fiscal years.

        There were no cash bonus, deferred compensation plans, or stock option plans in effect at December 31, 1996. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future. No stock options were issued by the Company in 1996.

        Directors received no cash compensation for serving on the Board of Directors or its committees during the year ended December 31, 1996.

        The Company had no obligations under any executive compensation agreements as of December 31, 1996.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of December 31, 1996, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address                            Amount / Nature             Percent
of Beneficial Owner                         of Ownership (1)            of Class
-------------------                         ------------                --------
Jerry Cornwell (2)                            901,613                     31.66%
14424 SE 78th Way
Newcastle, WA  98059

Orland L. Howard                              204,255                      7.17%
P. O. Box 206A
Rochert, MN  56578

Roaul L. Wheeler                              149,746                      5.26%
P. O. Box 1423
Chino, CA  91708

Stephen M. Roake IRA                          166,666                      5.85%
10650 Riviera Place NW
Seattle, WA  98125

Douglas Millard, Escrow Agent                 450,000                     15.80%
for debt settlement
3818 South Court Street
Seattle, WA  98144

All officers and directors
as a group                                  1,051,359                     36.91%

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

(2) Because of his sole or shared investment power over the Company's common stock beneficially owned by the corporation and limited liability company, Jerry Cornwell is deemed beneficial owner of the 295,096 shares owned by XXX Enterprises Corp. and 155,600 shares owned by Bristol Media, Ltd.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The 1994 Stock Option Plan was cancelled in 1995. Thereafter the Board of Directors authorized issuance of 720,000 Rule 144 restricted shares to be issued, effective January 2, 1996, pursuant to a December 5, 1995 Settlement Agreement, pro rata to the participants in the Stock Option Plan in exchange for the principals of PAN giving up all right, title and interest in any accrued salary, accrued employee benefits, whether separate or under an employee benefit plan, accrued commissions or fees, reimbursements, stock options, contracts, agreements or any other relationship due from or with the Company. Jerry Cornwell, President and CEO, received 120,709 shares and Roaul L. Wheeler, Secretary/Treasurer, received 36,857 shares out of the 720,000 share issuance.

        Other than the 720,000 common shares issued above, an additional 80,000 common shares were issued to Valhalla Financial Group, L.L.C. for services rendered incident to the December 5, 1995 Settlement Agreement.

        The Company issued 116,000 shares of restricted Rule 144 common stock in settlement of a promissory note for $58,000 payable to Jerry Cornwell, President and CEO, for past services rendered.

        The Company issued 31,318 shares for $ 15,659 of services rendered by a consultant of the Company, Valhalla Financial Group, L.L.C.

        The Company issued 168,436 shares of restricted Rule 144 common stock to settle out an $84,218 promissory note payable to Jerry Cornwell, President and CEO, for a cash loan.

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

ITEM 13. EXHIBITS

The following documents are filed as part of this report:

(1)     Exhibits.

        The exhibits required to be filed by this report are listed in the
        Exhibit Index on pages 22 and 23.

(2) Audited Financial Statements for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
2.1            Plan of Reorganization and Merger of Aster Development Enterprises
               Ltd. into PAN Environmental Services, Inc.  Reference is made to
               Exhibit 1 of the Company's 8-K filed on March 25,1993 which is incorporated herein by reference.

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

2.3            Divestiture Agreement between Pan Environmental Corporation and
               Northwest Specialties, Inc.  Reference is made to Exhibit 2.3 of the
               Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

2.4            Divestiture Agreement between Pan Environmental Corporation and
               Advantage Parking Lot Service, Inc.  Reference is made to Exhibit 2.4 of the Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

2.5            Divestiture Agreement between Pan Environmental Corporation and
               MRR Construction Services, Inc.  Reference is made to Exhibit 2.5 of the Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

3.1            Articles of Incorporation of Aster Development Enterprises.
               Reference is made to Exhibit 3.1 of the Company's January 31,
               1993 10-K which are incorporated herein by reference.

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

10.2           The December 7, 1995 Settlement Agreement.  Reference is made to
               Exhibit 10.2 of the Company's December 31, 1995 10-K which is incorporated herein by reference.

10.3           The December 7, 1995 Settlement and Option Agreement with
               Stephen M. Roake IRA, a shareholder of the Company. Reference is made to Exhibit 10.3 of the Company's December 31, 1995 10-K which is incorporated herein by reference.

16.1           Consent of previous auditor, Terrence J. Dunne, CPA.

27             Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report for the Year ended December 31, 1996, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

December 31, 1996

                          PAN ENVIRONMENTAL CORPORATION
                             A DELAWARE CORPORATION

                                       by

/s/ JERRY CORNWELL                                 /s/ JERRY CORNWELL
--------------------------------                   -----------------------------
Jerry Cornwell                                     Jerry Cornwell
Agent on behalf of the Company                     President, CEO

/s/ ROAUL L. WHEELER                               /s/ JERRY CORNWELL
--------------------------------                   -----------------------------
Roaul L. Wheeler                                   Jerry Cornwell, Director
Secretary/Treasurer

                                                   /s/ ROAUL L. WHEELER
                                                   -----------------------------
                                                   Roaul L. Wheeler, Director

                         PAN ENVIRONMENTAL CORPORATION

                              FINANCIAL STATEMENTS












                              FOR THE YEARS ENDED
          DECEMBER 31, 1996, DECEMBER 31, 1995, and DECEMBER 31, 1994

                                    CONTENTS

                                                                          Page
                                                                          ----

Independent Auditor's Report                                                1

Statement of Financial Position at
December 31, 1996, December 31, 1995,
and December 31, 1994                                                      2-3

Statement of Operations for the Years Ended
December 31, 1996, December 31, 1995,
and December 31, 1994                                                       4

Statement of Changes in Stockholders'
Equity the Years Ended December 31, 1996,
December 31, 1995, and December 31, 1994                                    5

Statement of Cash Flows for the Years Ended
December 31, 1996, December 31, 1995, and
December 31, 1994                                                           6

Notes to Consolidated Financial Statements                                 7-9

                   [WILLIAM L. BUTCHER, CPA P.S. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
PAN Environmental Corporation


I have audited the accompanying consolidated statement of financial position of PAN Environmental Corporation (formerly known as Aster Development Enterprises, Ltd.) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted by audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAN Environmental Corporation and the consolidated results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996, December 31, 1995, and December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As is shown in the consolidated financial statements, the Company has incurred continued operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in note 6 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ W. L. Butcher, CPA P.S.
----------------------------
WILLIAM L. BUTCHER, CPA P.S.
Everett, Washington
January 6, 1998

                         PAN ENVIRONMENTAL CORPORATION
                       STATEMENT OF FINANCIAL POSITION AT
          DECEMBER 31, 1996, DECEMBER 31, 1995, and DECEMBER 31, 1994
--------------------------------------------------------------------------------

                                     ASSETS

                                                  December 31         December 31         December 31
                                                     1996                1995                1994
                                                  -----------         -----------         -----------
CURRENT ASSETS
  Cash                                               $    -0-                $-0-           $     682
  Accounts receivable, net of allowance
    for doubtful accounts of $34,353 and
    $25,808, respectively                                 -0-                 -0-             244,917
  Inventory                                               -0-                 -0-               8,149
  Employee advances                                       -0-                 -0-             293,577
  Notes receivable                                        -0-                 -0-                 200
  Deferred and prepaid expenses                           -0-                 -0-              15,011
                                                  -----------         -----------         -----------
      Total current assets                                -0-                 -0-             292,536

PROPERTY, PLANT AND EQUIPMENT
  Land                                                    -0-                 -0-             110,499
  Plant and equipment                                     -0-                 -0-             916,913
  Less accumulated depreciation                           -0-                 -0-            (499,093)
                                                  -----------         -----------         -----------
      Net property, plant and equipment                   -0-                 -0-             528,319

OTHER ASSETS
  Settlement agreement -- principals                  360,000                 -0-                 -0-
  Escrowed shares for debt, Millard account           225,000                 -0-                 -0-
  Loan fees, net of accumulated amortization              -0-                 -0-               3,621
  Deposits                                                -0-                 -0-               7,996
  Deferred interest on lease                              -0-                 -0-               5,980
                                                  -----------         -----------         -----------
      Total other assets                              585,000                 -0-             (17,597)
                                                  -----------         -----------         -----------
TOTAL ASSETS                                         $585,000                $-0-           $ 838,452
                                                  ===========         ===========         ===========









   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
                       STATEMENT OF FINANCIAL POSITION AT
          DECEMBER 31, 1996, DECEMBER 31, 1995, and DECEMBER 31, 1994

-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                              December 31    December 31    December 31
                                                 1996           1995            1994
                                              -----------    -----------    -----------
CURRENT LIABILITIES
  Accounts payable (Note 5)                   $   451,633    $   505,752    $   838,383
  Bank overdraft                                      -0-            -0-         11,677
  Accrued wages                                       -0-         58,000        243,118
  Accrued interest                                    -0-            -0-         10,783
  Taxes payable                                    18,795         10,092        152,173
  Judgment payable (Note 4)                       200,909        200,909            -0-
  Accrued judgment interest (Note 4)               47,451            -0-            -0-
  Equipment contracts payable                         -0-            -0-            -0-
  Loans from officer (Note 5)                         -0-         84,218        180,470
  Notes payable (Note 5)                              -0-         17,800         30,000
  Current portion of
    long-term debt                                    -0-            -0-         77,590
  Suspense                                            -0-            -0-          1,771
                                              -----------    -----------     -----------
      Total current liabilities                   718,788        876,771       1,545,965
                                              -----------    -----------     -----------
LONG-TERM DEBT, Net of current
   portion                                            -0-            -0-         145,214
                                              -----------    -----------     -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    1,263,142 shares issued and
    outstanding at December 31, 1994,
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at December 31, 1996                            2,848          1,127           1,263
Additional paid-in capital                      1,343,976        485,019         642,497
   Accumulated deficit                         (1,480,612)    (1,362,917)     (1,496,487)
                                              -----------    -----------     -----------
      Total stockholders' equity                 (133,788)      (876,771)       (852,727)
                                              -----------    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   585,000    $       -0-     $   838,452
                                              ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
                  STATEMENT OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 1996, DECEMBER 31, 1995, and DECEMBER 31, 1994

--------------------------------------------------------------------------------

                                     December 31     December 31     December 31
                                        1996            1995            1994
                                     -----------     -----------     -----------
REVENUE                              $       -0-     $       -0-     $1,163,120

COST OF SALES                                -0-             -0-        996,392
                                     -----------     -----------     ----------
GROSS PROFIT (LOSS)                          -0-             -0-        166,728
                                     -----------     -----------     ----------
OPERATING EXPENSES
  Salaries and wages                         -0-         (68,152)       185,514
  Professional fees                       61,541         149,512         63,626
  Depreciation and amortization              -0-             -0-         42,428
  Dues and subscriptions                     -0-           2,950            -0-
  Interest                                47,451          (6,959)        46,357
  Travel                                     -0-           3,007        119,442
  Bad debts                                  -0-             -0-         83,374
  Bank charges                               -0-            (200)           -0-
  Insurance                                  -0-             -0-         26,109
  Taxes and licenses                       8,703             -0-         39,343
  Rent                                       -0-           6,586         39,724
  Repairs and maintenance                    -0-             -0-         18,969
  Utilities                                  -0-             489         62,132
  Office                                     -0-             -0-         19,029
  Postage and delivery                       -0-             501            -0-
  Consulting and commissions                 -0-             -0-         23,383
  Miscellaneous                              -0-             -0-          2,539
                                     -----------     -----------     ----------
      Total operating expenses           117,695          87,734        771,969
                                     -----------     -----------     ----------
(LOSS) FROM OPERATIONS                  (117,695)        (87,734)      (605,241)
                                     -----------     -----------     ----------
OTHER INCOME
  Gain on sale of equipment                  -0-             -0-         30,354
  Interest income                            -0-             -0-             76
                                     -----------     -----------     ----------
      Total other income                     -0-             -0-         30,430
                                     -----------     -----------     ----------
OTHER EXPENSE (Note 4)                       -0-        (769,989)           -0-

PROVISION FOR INCOME TAX

NET INCOME (LOSS)                    $  (117,695)    $  (851,180)    $ (574,811)
                                     ===========     ===========     ==========

NET INCOME (LOSS) PER SHARE          $     (.041)    $     (.755)    $    (.455)
                                     ===========     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
           DECEMBER 31, 1996, DECEMBER 31, 1995 and DECEMBER 31, 1994

--------------------------------------------------------------------------------

                                             Common Stock           Additional
                                        ----------------------       Paid-in        Accum.
                                          Shares        Amount       Capital        Deficit         Totals
                                        ----------      ------      ---------      ----------      --------
Balances at December 31, 1993            3,789,427       3,790        639,970        (921,676)     (277,916)

Reverse stock split of one
for three on June 8, 1994               (2,526,285)     (2,527)         2,527

Net (loss) for the year
ended December 31, 1994                                                              (574,811)     (574,811)
                                        ----------      ------      ---------      ----------      --------

Balances at December 31, 1994            1,263,142       1,263        642,497      (1,496,487)     (852,727)

Divestiture of three subsidiaries
on January 2, 1995                        (186,433)       (186)      (175,428)        984,750       809,136

Common stock issued for
cash at $0.25 per share                     28,000          28          6,972                         7,000

Common stock issued for
services at $0.50 per share                 22,000          22         10,978                        11,000

Net (loss) for the year
ended December 31, 1995                                                              (851,180)     (851,180)
                                        ----------      ------      ---------      ----------      --------

Balances at December 31, 1995            1,126,809       1,127        485,019      (1,362,917)     (876,771)

Common stock issued at
$0.50 per share for services               116,000         116         57,884                        58,000

Common stock issued at
$0.50 per share for services                31,318          31         15,629                        15,660

Common stock issued at
$0.50 per share in
settlement of promissory note
representing a cash loan                   168,436         168         84,050                        84,218

Common stock issued at $0.50
per share for: settlement of
a $17,800 promissory note
representing a cash loan, and
$60,000 for services                       155,600         156         77,644                        77,800

Common stock issued at $0.50
per share into escrow for
settling the Company's debt                450,000         450        224,550                       225,000

Common stock issued at $0.50
per share for: 80,000 shares
for services, 720,000 shares
for settlement with Company
principals and affiliates                  800,000         800        339,200                       400,000

Net (loss) for the period
ended December 31, 1996                                                              (117,695)     (117,695)
                                        ----------      ------      ---------      ----------      --------

Balances at December 31, 1996            2,848,163       2,848      1,343,976      (1,480,612)     (133,788)


   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
                  STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 1996, DECEMBER 31, 1995, AND DECEMBER 31, 1994

-------------------------------------------------------------------------------

                                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                  1996             1995            1994
                                                               -----------      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $(117,695)        $(851,180)     $(574,811)
  Add (deduct) items not requiring use of cash                       -0-          (499,093)        12,196
    Depreciation and amortization                                    -0-           244,917        (46,796)
    (Increase) decrease in accounts receivable                       -0-             8,149          7,350
    (Increase) in advances to employees                              -0-            23,577        (23,227)
    (Increase) in deferred and prepaid expenses                      -0-            15,011         (4,979)
    Increase (decrease) in accounts payable                      (54,119)         (332,631)       455,499
    Increase in taxes payable, accrued wages,
      and accrued interest                                        (1,846)         (339,753)       230,073
                                                               ---------       -----------      ---------

       Net cash provided (used) from operating activities       (173,660)       (1,731,003)        55,305
                                                               ---------       -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                    -0-         1,027,412       (142,611)
  Increase in other assets                                       585,000            (9,601)        (5,144)
  Increase in notes receivable                                       -0-               200           (200)
  Increase in deposits                                               -0-             7,996            385
  Divestiture of subsidiaries                                        -0-           809,322            -0-
                                                               ---------       -----------      ---------

       Net cash used from investing activities                   585,000         1,854,531       (147,570)
                                                               ---------       -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                          1,721              (136)            -0-
  Capital contribution from the sale of common stock            858,957            17,950         149,763
  Loans from officers                                           (84,218)          (96,252)          5,222
  Proceeds from loans and notes payable                             -0-               -0-             -0-
  Judgment payable                                                  -0-           200,909             -0-
  Payments on loans and notes payable                           (17,800)         (235,004)         (7,791)
                                                               ---------       ----------       ---------
       Net cash flow provided (used) from
       financing activities                                     758,060          (112,533)        147,194
                                                               ---------       ----------       ---------

NET (DECREASE) IN CASH                                              -0-            10,995          54,929

CASH BALANCE AT BEGINNING OF YEAR                                   -0-           (10,995)        (65,924)
                                                              ---------        ----------       ---------
CASH BALANCE AT END OF YEAR                                   $     -0-        $      -0-       $ (10,995)
                                                              =========        ==========       =========

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

                         PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND BASIS OF ACCOUNTING -- continued

       Pan divested itself of its three subsidiaries, Advantage Parking Lot Services, Inc., Northwest Specialties, Inc. and MRR Construction Services, Inc., effective January 2, 1995.

       In November and December 1995, the Company attempted to acquire oil and gas properties in a business combination agreement with Maximum Resources, Inc., a Vancouver Stock Exchange company, and two other companies, NP Energy Corporation, a U.S. over the counter electronic bulletin board (OTCBB) company, and Polaris Equities, Inc., a U.S. private company.

       The form of business combination agreement would have taken the following form: each of the above three oil and gas companies would set up a U.S. subsidiary into which they would vend in selected oil and gas properties. These three subsidiaries would then be acquired in a reverse takeover transaction wherein the Company would issue 4,000,000 new restricted Rule 144 common shares each to Maximum, NP and Polaris in exchange or acquiring one hundred percent (100%) of the issued and outstanding common shares of their three U.S. subsidiaries.

       Since the Company did not have the necessary funds to do its accounting, audits, 10-Q's, 10-K's and legal work, Maximum, NP and Polaris agreed to advance the necessary funds to complete the work. In March and April 1996, Maximum, NP and Polaris defaulted on their obligations to advance the necessary funds and the proposed business combination agreements were never consummated.

       The statements of operations, changes in stockholders' equity and cash flows the year ended December 31, 1994 included the financial statements of PAN Environmental Corporation, Advantage Parking Lot Services, Inc., Northwest Specialties,Inc., and MRR Construction Services, Inc. The financial statements at December 31, 1995 and December 31, 1996 include only the financial statements of PAN Environmental Corporation with no subsidiaries.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

       Inventories were recorded at the lower of cost or market on a first-in, first out basis.

       Plant and equipment items were recorded at cost and were depreciated on a straight-line basis over their estimated useful lives.

       Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.

NOTE 3 -- LONG-TERM DEBT

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

                         PAN ENVIRONMENTAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER EXPENSES
         --------------

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

NOTE 5 - ISSUANCE/SALES OF STOCK
         -----------------------

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

NOTE 6 - GOING CONCERN
         -------------

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