Form 10QSB
period 1997-03-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended                           Commission File Number:  0-19471
March 31, 1997


                          PAN ENVIRONMENTAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 91-1632888
-------------------------------                          -------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (206) 546-9660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


               14424 SE 78th Way, Renton, WA 98059 (206) 623-8544
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Number of common shares outstanding as of the close of the period covered by this report: 3,028,163 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT


                         PAN ENVIRONMENTAL CORPORATION
                            CONDENSED BALANCE SHEET
                                  (IN DOLLARS)


                                     ASSETS


                                                     As of             As of
                                                   March 31          December 31
                                                     1997              1996
                                                  -----------        -----------
OTHER ASSETS
  Settlement agreement - principals                   360,000            360,000
  Escrowed shares for debt, Millard account           225,000            225,000
                                                  -----------        -----------

         Total other assets                           585,000            585,000
                                                  -----------        -----------

TOTAL ASSETS                                      $   585,000        $   585,000
                                                  ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                $   461,847        $   451,663
  Taxes payable                                        18,795             18,795
  Judgment payable                                    200,909            200,909
  Accrued judgment interest                            94,902             47,451
                                                  -----------        -----------

         Total current liabilities                    776,453            718,788
                                                  -----------        -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    2,848,163 issued and outstanding
    at December 31, 1996, and
    3,128,163 issued and outstanding
    at March 31, 1997                                   3,028              2,848
  Additional paid-in capital                        1,377,796          1,343,976
   Accumulated deficit                             (1,572,277)        (1,480,612)
                                                  -----------        -----------

         Total stockholders' equity                  (191,453)          (133,788)
                                                  -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   585,000        $   585,000
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                                   For the three months ended
                                                 ------------------------------
                                                   March 31         March 31
                                                    1997              1996
                                                 -----------        -----------
Sales and Service Revenue                        $       -0-        $       -0-
                                                 -----------        -----------


Costs and Expenses
Materials, supplies and operating expenses            33,296             59,659
Interest and other debt expense                       47,451             47,451
Taxes other than income taxes                         10,918              3,012
                                                 -----------        -----------

Total Costs and Expenses                         $    91,665        $   110,122
                                                 -----------        -----------

Other Expense                                    $       -0-        $       -0-
                                                 -----------        -----------


Net Income (Loss)                                $   (91,665)       $  (110,122)
                                                 ===========        ===========


Net Income (Loss) per Common Share (1)           $     (0.03)       $     (0.04)
                                                 ===========        ===========


Dividends per Common Share                       $       -0-        $       -0-
                                                 ===========        ===========


Notes:

(1) Based on net income, divided by
    average number of common shares
    outstanding of                                 3,028,163          2,848,163


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)



                                                  For the three months ended
                                                  --------------------------
                                                   March 31         March 31
                                                     1997             1996
                                                  ---------        ---------
Cash Flows From Operating Activities:
Net Income                                        $ (91,665)       $(110,122)
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net          57,665          (63,538)
                                                  ---------        ---------

Net Cash From Operating Activities                  (34,000)        (173,660)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                            -0-          585,000
                                                  ---------        ---------

Net Cash Flow From Investing Activities                 -0-          585,000


Cash Flow From financing Activities:
(Payment of) proceeds from debt                         -0-         (102,018)
Proceeds from issuance of common stock                  180            1,721
Capital contributions from shareholders              33,820          858,957
                                                  ---------        ---------

Net Cash Used in Financing Activities                34,000          758,660

Net (decrease) increase in cash and
cash equivalents                                        -0-              -0-


Cash and Cash Equivalents:

Beginning of period                                     -0-              -0-
                                                  ---------        ---------

End of Period                                           -0-             $-0-
                                                  ---------        ---------


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
          THREE MONTHS PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

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

          The accompanying notes are an integral part of these financial statements.

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


NOTE 3 - ISSUANCE/SALES OF STOCK

          The Company issued 50,000 shares of restricted Rule 144 common stock for $25,000 of services rendered incident to the Williams and Bickel settlements.

          The shares issued during the first quarter of 1997 were issued for a stated value of $0.50 per share.


NOTE 4 -  GOING CONCERN

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending March 31, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending March 31, 1997 reflect an operating loss of $91,665 as compared to a loss of $110,122 for the quarter ending March 31, 1996. Included in the $91,665 loss were the $44,214 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements and increased expenses due to the correction of accounts payable amounts, and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $776,453 and no current assets due to the divestiture of its three subsidiaries in 1995. The Company is working out settlement agreements to satisfy this debt.

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

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

          (A)  EXHIBITS:

                  Exhibit 27 - Financial Data Schedule

          (B)  REPORTS:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  PAN Environmental Corporation
                                  ------------------------------------
                                  (Registrant)


Dated:  December 31, 1997


/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO