Form 10QSB
period 1997-06-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended                           Commission File Number:  0-19471
June 30, 1997


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

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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



                                     ASSETS


                                                     As of              As of
                                                    June 30          December 31
                                                     1997               1996
                                                  -----------        -----------
OTHER ASSETS
  Settlement agreement - principals                   360,000            360,000
  Escrowed shares for debt, Millard account           225,000            225,000
                                                  -----------        -----------

         Total other assets                           585,000            585,000
                                                  -----------        -----------

TOTAL ASSETS                                      $   585,000        $   585,000
                                                  ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                $   461,847        $   451,666
  Taxes payable                                        18,795             18,795
  Judgment payable                                    200,909            200,909
  Accrued judgment interest                            94,902             47,451
                                                  -----------        -----------

         Total current liabilities                    776,453            718,788
                                                  -----------        -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at March 31, 1996                                   3,028              2,848
  Additional paid-in capital                        1,377,796          1,343,976
   Accumulated deficit                             (1,572,277)        (1,480,612)

Total stockholders' equity                           (191,453)          (133,788)
                                                  -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   585,000        $   585,000
                                                  ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                                       For the three                      For the six
                                                        months ended                      months ended
                                                  -------------------------       ------------------------------
                                                   June 30         June 30         June 30            June 30
                                                     1997            1996            1997               1996
                                                  ---------       ---------       -----------        -----------
Sales and Service Revenue                         $     -0-       $     -0-       $      -0-         $       -0-
                                                  ---------       ---------       -----------        -----------


Costs and Expenses
Materials, supplies and
  operating expenses                              $     -0-       $     -0-       $    33,296        $    59,659
Interest and other debt
  expense                                         $     -0-       $     -0-       $    47,451        $    47,451
Taxes other than income taxes                     $     -0-       $     -0-       $    10,918        $     3,012
                                                  ---------       ---------       -----------        -----------


Total Costs and Expenses                          $     -0-       $     -0-       $    91,665        $   110,122
                                                  ---------       ---------       -----------        -----------

Other Expense                                     $     -0-       $     -0-       $    91,665        $   110,122
                                                  ---------       ---------       -----------        -----------


Net Income (Loss)                                 $     -0-       $     -0-       $   (91,665)       $  (110,122)
                                                  =========       =========       ===========        ===========


Net Income (Loss) per Common
Share (1)                                         $   (0.00)      $   (0.00)      $     (0.03)       $     (0.04)
                                                  =========       =========       ===========        ===========


Dividends per Common Share                        $     -0-       $     -0-       $       -0-        $       -0-
                                                  =========       =========       ===========        ===========


Notes:

(1) Based on net income,
    divided by average
    number of common shares
    outstanding of                                3,028,163       2,848,163         3,028,163          2,848,163


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                  For the six months ended
                                                  ------------------------
                                                   June 30       June 30
                                                    1997           1996
                                                  --------       ---------
Cash Flows From Operating Activities:
Net Income                                        $(91,665)      $(110,122)
Adjustment to reconcile to net cash
operating activities:
Depreciation and amortization                          -0-             -0-
(Increase) decrease in working capital, net         48,665         (63,538)
                                                  --------       ---------

Net Cash From Operating Activities                 (34,000)       (173,660)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                           -0-         585,000
                                                  --------       ---------

Net Cash Flow From Investing Activities                -0-         585,000


Cash Flow From financing Activities:
(Payment of) proceeds from debt                        -0-        (102,018)
Proceeds from issuance of common stock                 180           1,721
Capital contributions from shareholders             33,820         858,957
                                                  --------       ---------

Net Cash Used in Financing Activities               34,000         758,660

Net (decrease) increase in cash and
cash equivalents                                       -0-             -0-


Cash and Cash Equivalents:

Beginning of period                                    -0-             -0-
                                                  --------       ---------

End of Period                                          -0-       $     -0-
                                                  --------       ---------


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
            SIX MONTHS PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending June 30, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 1997 reflect an operating loss of $91,665 as compared to a loss of $110,122 for the quarter ending June 30, 1996. Included in the $91,665 loss were the $44,214 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements and increased expenses due to the correction of accounts payable amounts, and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.


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


                                          PAN Environmental Corporation
                                          -------------------------------
                                          (Registrant)


Dated:  December 31, 1997


/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO