Form 10QSB
period 1997-09-30
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
September 30, 1997


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



                                     ASSETS
                                     ------
                                                              As of           As of
                                                          September 30      December 31
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
                                                           ===========      ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------


CURRENT LIABILITIES
  Accounts payable                                         $   462,384      $   451,666
  Taxes payable                                                 18,795           18,795
  Judgment payable                                             200,909          200,909
  Accrued judgment interest                                     94,902           47,451
                                                           -----------      -----------

         Total current liabilities                             776,990          718,788
                                                           -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    1,126,809 issued and outstanding
    at December 31, 1995, and
    2,848,163 issued and outstanding
    at March 31, 1996                                            3,028            2,848
  Additional paid-in capital                                 1,377,796        1,343,976
  Accumulated deficit                                       (1,572,814)      (1,480,612)
                                                           -----------      -----------

         Total stockholders' equity                           (191,990)        (133,788)
                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   585,000      $   585,000
                                                           ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                       For the three                 For the nine
                                        months ended                 months ended
                                  -----------------------     ----------------------------
                                   Sept. 30     Sept. 30       Sept. 30         Sept. 30
                                    1997          1996           1997             1996
                                  ---------     ---------     -----------      -----------
Sales and Service Revenue         $     -0-     $     -0-             -0-              -0-
                                  ---------     ---------     -----------      -----------


Costs and Expenses
Materials, supplies and
  operating expenses                    537         1,882          33,833           61,541
Interest and other debt
  expense                               -0-           -0-          47,451           47,451
Taxes other than income taxes           -0-         5,691          10,918            8,703
                                  ---------     ---------     -----------      -----------

Total Costs and Expenses          $     537     $   7,573     $    92,202      $   117,695
                                  ---------     ---------     -----------      -----------

Other Expense                          $-0-          $-0-     $    92,202      $   117,695
                                  ---------     ---------     -----------      -----------


Net Income (Loss)                 $    (537)    $  (7,573)    $   (92,202)     $  (117,695)
                                  =========     =========     ===========      ===========


Net Income (Loss) per Common
Share (1)                         $   (0.00)    $   (0.00)    $     (0.03)     $     (0.04)
                                  =========     =========     ===========      ===========


Dividends per Common Share        $     -0-     $     -0-     $       -0-      $       -0-
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

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                               For the nine months ended
                                               -------------------------
                                                Sept. 30      Sept. 30
                                                  1997          1996
                                                --------     ---------
Cash Flows From Operating Activities:
Net Income                                      $(92,202)    $(117,695)
Adjustment to reconcile to net cash
operating activities:
Depreciation and amortization                        -0-           -0-
(Increase) decrease in working capital, net       58,202       (55,695)
                                                --------     ---------

Net Cash From Operating Activities               (34,000)     (173,660)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
  other assets                                       -0-       585,000
                                                --------     ---------

Net Cash Flow From Investing Activities              -0-       585,000


Cash Flow From financing Activities:
(Payment of) proceeds from debt                      -0-      (102,018)
Proceeds from issuance of common stock               180         1,721
Capital contributions from shareholders           33,820       858,957
                                                --------     ---------

Net Cash Used in Financing Activities             34,000       758,660

Net (decrease) increase in cash and
  cash equivalents                                   -0-           -0-


Cash and Cash Equivalents:

Beginning of period                                  -0-           -0-
                                                --------     ---------

End of Period                                        -0-          $-0-
                                                --------     ---------

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENT
       NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending September 30, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending September 30, 1997 reflect an operating loss of $92,202 as compared to a loss of $117,695 for the quarter ending September 30, 1996. Included in the $92,202 loss were the $44,214 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements and increased expenses due to the correction of accounts payable amounts, and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $776,990 and no current assets due to the divestiture of its three subsidiaries in 1995. The Company is working out settlement agreements to satisfy this debt.

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


                                           PAN Environmental Corporation
                                           -----------------------------------
                                           (Registrant)


Dated:  December 31, 1997


/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO