Form 10KSB
period 1997-12-31
PAN ENVIRONMENTAL CORP
filed 1998-02-03
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended December 31, 1997

                         Commission File Number: 0-19471

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There was no revenue for the fiscal year ended December 31, 1997.

As of December 31, 1997, the aggregate number of shares of Common Stock held by non-affiliates was 752,565 shares. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. Since there was no established market for the registrant's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

As of December 31, 1997, the aggregate number of shares outstanding of the registrant's Common Stock was 3,188,163.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Business                                                        3
Item 2.           Properties                                                     12
Item 3.           Legal Proceedings                                              12
Item 4.           Submission of Matters to a Vote Security Holders               12


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters       13
Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      15
Item 7.           Financial Statements                                           18
Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Matters                                          18


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons
                  Compliance with Section 16(a) of the Exchange Act              19
Item 10.          Executive Compensation                                         20
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                     20
Item 12.          Certain Relationships and Related Transactions                 22
Item 13.          Exhibits                                                       24

                                     PART I

ITEM 1.           BUSINESS

General

         Until December 31, 1994, PAN Environmental Corporation, a Delaware corporation (the "Company"), supervised the operations of businesses engaged in the reclamation, remediation, and recycling of industrial waste materials and by-products. The Company provided its operating companies with accounting, planning, budgeting and other administrative services. The Company also provided technical environmental management support to each of its operating companies.

         Prior to January 2, 1995, the Company had acted as a holding company, with all daily operations and revenue generation occurring at the operating subsidiary level. The Company employed two persons and had offices in Seattle, Washington.

         The Company undertook a comprehensive program of business restructuring and debt reduction due to the failure of equity financing efforts undertaken in 1994. The Company completed the divestiture of all of its subsidiaries on January 2, 1995. There were no revenues from the divested companies during January 1995.

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


Search for Suitable Acquisitions

         As a result of its divestitures, the Company substantially reduced its overall debt load and its operating expenses, however it was left with no assets and no revenue-producing business activities. The Company focused its attention during 1995, 1996 and 1997 upon the acquisition of a company or companies with sufficient capital to sustain the acquired operations, so as to improve its business prospects before returning to the equity markets. During 1995, 1996 and 1997, the Company was unable to locate or consummate any suitable acquisitions.

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


Accounting, Financial Statements and Debt Settlements

         During the last quarter of 1997, the Company worked to complete all documentation necessary to bring the Company into compliance with SEC requirements as a reporting company. This included finishing all accounting for 1994, 1995, 1996 and 1997; preparing quarterly financial statements for the quarters ended March 31, June 30 and September 30, of 1995, 1996 and 1997; and obtaining certified audits of the yearly financial statements for the years ended December 31, 1994, 1995, 1996 and 1997. In addition, the Company is working diligently at completing settlement agreements with creditors of the Company so that it would be possible to locate and consummate a suitable acquisition.


Common Share Issuances for Debt Settlements, Services or Financings

         Bristol Media, Ltd. is a dba of TCKTS, L.L.C., a business entity of which Clifford M. Johnston is a principal. In March 1996 the Company issued an aggregate total of 180,000 shares of restricted common stock to Clifford M. Johnston or Bristol Media, Ltd., to be used to negotiate settlements with various creditors of the Company. Mr. Johnston intends to use the stock to obtain settlements with judgment creditors Kenneth Williams, Robert Bickel and John Douthwaite as indicated in the following two paragraphs.

         In March 1997 the Company issued 50,000 common shares of restricted Rule 144 common stock to Clifford M. Johnston for consulting services. Mr. Johnston intends to use the shares to negotiate settlements with Kenneth Williams and Robert Bickel, judgment creditors of the Company in the amounts of $121,809 and $122,709 respectively. Mr. Williams has agreed to settle for 25,000 shares, but Mr. Bickel has not. Negotiations are ongoing.

         In March 1997 the Company issued 130,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. Bristol intends to use the shares to settle with John Douthwaite dba MarketArt, a judgment creditor of the Company in the amount of $8,000. The settlement agreement for this transaction, subject to the issuance of the shares, was executed on March 26, 1997; however, since the shares were not issued by September 26, 1997 as agreed, the settlement amount is now in question. Bristol will continue its negotiations and/or legal efforts.

         In December 1997 the Company issued 160,000 shares of restricted Rule 144 common shares to Stephen M. Roake IRA and to Bristol Media, Ltd. The Company agreed to issue 60,000 shares to Roake for $15,000 cash and 100,000 shares to Bristol for consideration of $25,000 consisting of cash paid on behalf of the Company or for services rendered to the Company. The $40,000 of consideration was used for legal fees, accounting fees, past audit fees, current audit fees, transfer agent fees and payment of small cash loans to the Company. This consideration of $40,000 is expected to be sufficient to enable the Company to obtain certified audits for 1994, 1995, 1996 and 1997 and to file all 10-K's and 10-Q's from 1994 through December 31, 1997 to bring the Company current with the SEC in its reporting requirements.

         In January 1996 the Company issued 450,000 shares of restricted Rule 144 common stock in escrow to Douglas Millard, Escrow Agent, for the purpose of paying off or settling $225,000 of accrued trade debt, accrued taxes payable and accrued interest. In December of 1997 the Company agreed to use 189,804 shares of the 450,000 shares for the purpose of settling out $94,902 of accrued interest owed to Stephen M. Roake IRA, and in preventing the accrual of any further interest as discussed in Item 3 below.


ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE

Absence of Revenue-Producing Operations

         The Company has produced no revenues during the last three fiscal years and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. Any purchase of securities of the Company during this stage of its development must be seen as speculative, along with the placing of funds at a high risk in an undetermined or start-up venture with all of the unforeseen costs, expenses, problems and difficulties to which the future business may be subject.


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


Risk of Possible Internet Business and Technological Obsolescence

         The Company recently entered into preliminary discussions with an existing private business involved in providing wholesale services on the Internet. If these discussions result in an agreement, of which there is no assurance, the Company could enter an emerging market subject to rapid technological change. The Internet is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, access, and quality of service) remain unresolved and may impact the growth of Internet use. There can be no assurance that commerce and communication over the Internet will become widespread, or that any business acquired by the Company related to Internet traffic will succeed.

         For example, the Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or if developed, that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, any proposed Internet business will be unlikely to succeed.


ITEM 2.           PROPERTIES

         The Company had no assets nor any property, other than the shares issued to settle out previous option-holders of PAN and the shares issued in escrow to settle out debt.

         Since May 1996, the Company has utilized office space at the offices of Valhalla Financial Group, L.L.C. Valhalla was previously at 6912-220th Street SW, Mountlake Terrace, Washington 98043, and since September 1997 is located at 19239 Aurora Avenue North, Shoreline, Washington 98133. To date, the Company has used this space free of charge and anticipates that it will continue to do so in the foreseeable future, or until a business acquisition is consummated.


ITEM 3.           LEGAL PROCEEDINGS

         A shareholder of the Company sued the Company in March 1995 for a default of the company's share repurchase agreement and obtained a default judgment against the Company of $200,909. The Company, through Valhalla Financial Group, L.L.C., has worked out a settlement of this matter for $225,000 through a proposed sale of the 150,000 shares owned by the shareholder which underlie the share repurchase agreement. Under the terms of the settlement agreement and extension thereof, the proceeds of the proposed sale must be received by the shareholder by December 31, 1998 for the judgment to be satisfied. At the end of 1997, the Company agreed to use 189,804 shares of the 450,000 shares issued to Douglas Millard, Escrow Agent, for the purpose of settling out $94,902 of accrued interest owed to Stephen M. Roake IRA, and in preventing the accrual of any further interest.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to the shareholders during 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no established trading market for shares of the company's Common Stock. Although the Company's Common Stock is quoted on the OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. Accordingly, shareholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during 1996 and 1997. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 1997 there were approximately 325 holders of record of the Company's Common Stock.


Quarter                    Year             High              Low
-------                    ----             ----              ---
Jan-Mar                    1996             .125              .125
Apr-Jun                    1996             .130              .125
Jul-Sep                    1996             .063              .063
Oct-Dec                    1996             .125              .063
Jan-Mar                    1997             .125              .125
Apr-Jun                    1997             .313              .125
Jul-Sep                    1997             .313              .063
Oct-Dec                    1997             .270              .094


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

1997

         On February 25, 1997, the Company issued 50,000 shares of its Common Stock for debt settlement at a deemed value of $25,000 to Clifford M. Johnston. The stock was issued for purposes of settling out judgments against the Company obtained by Robert Bickel in the amount of $122,709 and by Ronald Williams in the amount of $121,809. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On March 26, 1997, the Company issued 130,000 shares of its Common Stock for debt settlement of a judgment against the Company to Bristol Media, Ltd. The stock was issued for purposes of settling out a judgment against the Company obtained by John Douthwaite in the amount of $8,000. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On December 11, 1997, the Company 160,000 shares of its Common Stock for an aggregate consideration of $40,000 to Stephen M. Roake IRA (60,000 shares) and to Bristol Media, Ltd (100,000 shares). The consideration of $40,000 was used for legal fees, accounting fees, past audit fees, current audit fees, transfer agent fees and payment of small cash loans to the Company. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has produced no revenues during the last three fiscal years and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. If a business acquisition is consummated, there can be no assurance that the business can be operated profitably or develop into a successful business. Profitability will depend on many factors, including the success of the Company's marketing program the control of expense levels and the success of the Company's business activities. The Company may incur substantial operating losses after the proposed business acquisition. The Company's ability to continue its operations is also dependent upon the availability of additional capital. See "Liquidity and Capital Resources".

         The results of operations for the year ending December 31, 1997 reflect an operating loss of $118,062, compared to a loss of $117,695 for the year ending December 31, 1996. Included in the $118,062 loss were the $70,611 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements, to shares issued incident to the Douthwaite settlement, to legal and accounting expenses incident to certified audits and preparation of 10-K's and 10-Q's, increased expenses due to the correction of accounts payable amounts, and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

         Included in the $117,695 loss for December 31, 1996 were the $61,541 in losses recorded due to expenses for services rendered incident to attempts to acquire oil and gas properties in late 1995 and early 1996 and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

         The accumulated deficit at December 31, 1997 was $1,598,674, compared to $1,480,612 at December 31, 1996. The Company sponsored no research and development during fiscal 1997, 1996 or 1995. The rate of inflation as measured by changes in the consumer price index had no effect on the revenues or net earnings of the Company in its two most recent fiscal years.

         There was no provision for federal income tax for the years ended December 31, 1997, 1996, 1995 or 1994 as the Company incurred net operating losses.


Liquidity and Capital Resources; Plan of Operation

         As of December 31, 1997, the Company had no cash reserves or cash equivalents. During the last two fiscal years, the Company has financed itself through the issuance of common stock and through capital contributions from certain shareholders. At December 31, 1997, the Company had no current assets and current liabilities of $762,851, resulting in a working capital deficiency of $762,851. This can be compared to no current assets and current liabilities of $718,788 at December 31, 1996, and a working capital deficiency of $718,788.

         Current liabilities include judgments payable totaling $453,427. See "Legal Proceedings" and Notes to Financial Statements.

         In light of the Company's significant working capital deficiency, the Company's independent auditor included an explanatory paragraph in his audit opinion with respect to the Company's 1997 financial statements which indicated substantial doubt about the Company's ability to continue as a going concern. Due to the plans of the Company to acquire a business entity having sufficient assets and cash flow to enable the Company to be self-sufficient and to raise additional working capital through equity financing, the financial statements were prepared on the assumption that the Company would continue its operations as a going concern, rather than based on the assumption of liquidation. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's ability to acquire a business entity or obtain financing.

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


ITEM 7.           FINANCIAL STATEMENTS

         Attached hereto and incorporated herein by this reference are audited financial statements for the fiscal years ending December 31, 1997, 1996 and 1995.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Terrence J. Dunne, CPA, Suite 900 Washington Trust Building, West 717 Sprague, Spokane, Washington 99204 retained in 1993 as auditor of this corporation resigned and declined to continue as the Company's auditor for 1994 and succeeding years. The former accountant's report for the fiscal year ended December 31, 1993 contained a qualification in which the auditor expressed uncertainty about the Company's ability to continue as a going concern.

         There were no reportable disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         The resignation of Mr. Dunne and appointment of William L. Butcher, CPA, P. O. Box 1035, Lynnwood, Washington 98046-1035, as auditor for the corporation for 1994 and succeeding years effective November 1997 was approved by the Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

         The directors and executive officers of the Company as of December 31, 1997 were as follows:


Name                                Age     Position
----                                ---     --------
Jerry Cornwell                      59      President, Chief Executive Officer and Director
Roaul L. Wheeler                    70      Secretary, Treasurer and Director


         Officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any director or officer of the Company, nor are there any arrangements or understandings between any director or officer and any other person pursuant to which such director or officer was elected to serve. The named officers and directors devote only such time as may be necessary to the company's business and affairs.

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


Compliance with Section 16(a) of the Exchange Act

         Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Clifford M. Johnston failed to file 2 monthly reports covering 3 transactions on Form 4, but did report the transactions on his 1997 year end report on Form 5; and that Jerry Cornwell failed to file 2 monthly reports covering 2 transactions but did report the transactions on his 1997 year end report on Form 5.


ITEM 10.          EXECUTIVE COMPENSATION

         During fiscal year ended December 31, 1997, Jerry Cornwell was issued 116,000 restricted Rule 144 common shares authorized on January 2, 1996 at a stated value of $0.50 per share for $58,000 in past services rendered. No other executive officer's salary and bonus exceeded $10,000 during any of the company's last three fiscal years.

         There were no cash bonus, deferred compensation plans, or stock option plans in effect at December 31, 1997. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future. No stock options were issued by the Company in 1997.

         Directors received no cash compensation for serving on the Board of Directors or its committees during the year ended December 31, 1997.

         The Company had no obligations under any executive compensation agreements as of December 31, 1997.

                           Summary Compensation Table


Name and                                                      Option           Other
Principle Position         Year             Salary            Grants           Compensation
------------------         ----             ------            ------           ------------
Jerry Cornwell             1997               -0-              -0-                -0-
President, CEO             1996               -0-              -0-             $58,000
                           1995               -0-              -0-                -0-


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1997, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address                                     Amount / Nature                    Percent
of Beneficial Owner                                  of Ownership (1)                   of Class
-------------------                                  ------------                       --------
Jerry Cornwell (2)                                    1,131,613                         35.49%
14424 SE 78th Way
Newcastle, WA  98059

Orland L. Howard                                        204,255                          6.41%
P. O. Box 206A
Rochert, MN  56578

Roaul L. Wheeler                                        149,746                          4.70%
P. O. Box 1423
Chino, CA  91708

Stephen M. Roake IRA                                    226,666                          7.11%
10650 Riviera Place NW
Seattle, WA  98125

Douglas Millard, Escrow Agent                           450,000                         14.11%
for debt settlement
3818 South Court Street
Seattle, WA  98144

Clifford M. Johnston (3)                                413,318                         12.97%
19111 3rd Avenue NW
Shoreline, WA  98133

All officers and directors
as a group                                            1,281,359                         40.19%


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

(2) Because of his sole or shared investment power over the Company's common stock beneficially owned by the corporation and limited liability company, Jerry Cornwell is deemed beneficial owner of the 295,096 shares owned by XXX Enterprises Corp. and 385,600 shares owned by Bristol Media, Ltd.

(3) Because of his shared investment power over the Company's common stock beneficially owned by the limited liability companies, Clifford M. Johnston is deemed beneficial owner of the 133,318 shares owned by Valhalla Financial Group, L.L.C. and 230,000 shares owned by Bristol Media, Ltd.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company issued 50,000 common shares of restricted Rule 144 common stock to Clifford M. Johnston for consulting services. Mr. Johnston intends to use the shares to negotiate settlements with Kenneth Williams and Robert Bickel, judgment creditors of the Company in the amounts of $121,809 and $122,709 respectively. Mr. Williams has agreed to settle for 25,000 shares, but Mr. Bickel has not. Negotiations are ongoing.

         The Company has issued 130,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. Bristol intends to use the shares to settle out John Douthwaite dba MarketArt, a judgment creditor of the Company in the amount of $8,000. The settlement agreement for this transaction, subject to the issuance of the shares, was executed on March 26, 1997; however, since the shares were not issued by September 26, 1997 as agreed, the settlement amount is now in question. Bristol will continue its negotiations and/or legal efforts.

         The Company has issued 160,000 shares of restricted Rule 144 common shares to Stephen M. Roake IRA and to Bristol Media, Ltd. The Company agreed to issue 60,000 shares to Roake for $15,000 cash and 100,000 to Bristol for consideration of $25,000 consisting of cash paid on behalf of the Company or for services rendered to the Company. The consideration of $40,000 was used for legal fees, accounting fees, past audit fees, current audit fees, transfer agent fees and payment of small cash loans to the Company. The consideration of $40,000 is sufficient to enable the Company to obtain certified audits for 1994, 1995, 1996 and 1997 and to file all 10-K's and 10-Q's from 1994 through December 31, 1997 to bring the Company completely current with the SEC in its reporting requirements. The Company will then seek an appropriate merger partner.

         In 1996, the Company issued 450,000 shares of restricted Rule 144 common stock in escrow to Douglas Millard, Escrow Agent, for the purpose of paying off or settling $225,000 of accrued trade debt, accrued taxes payable and accrued interest. At the end of 1997, the Company agreed to use 189,804 shares of the 450,000 shares for the purpose of settling out $94,902 of accrued interest owed to Stephen M. Roake IRA, and in preventing the accrual of any further interest as shown in Item 3 above.

ITEM 13.          EXHIBITS

The following documents are filed as part of this report:

(1)      Exhibits.

         The exhibits required to be filed by this report are listed in the
         Exhibit Index on pages 24 and 25.


(2) Audited Financial Statements for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

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

Exhibit
Number            Description
------            -----------
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

10.4 December 1, 1997 Extension of Settlement and Option Agreement dated December 7, 1995 and Addendum to Agreements dated
                  December 7, 1995 and December 1, 1997 with Stephen M. Roake
                  IRA.

10.5              February 25, 1997 Settlement Agreement with Kenneth J. Williams.

10.6              March 26, 1997 Settlement Agreement with John Douthwaite.

16.1              Consent of previous auditor, Terrence J. Dunne, CPA.

27                Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report for the Year ended December 31, 1997, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

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



/s/ Jerry Cornwell                       /s/ Jerry Cornwell
--------------------------------         -------------------------------
Jerry Cornwell                           Jerry Cornwell
Agent on behalf of the Company           President, CEO


/s/ Roaul L. Wheeler                     /s/ Jerry Cornwell
--------------------------------         ------------------------------
Roaul L. Wheeler                         Jerry Cornwell, Director
Secretary/Treasurer
                                         /s/ Roaul L. Wheeler
                                         -------------------------------
                                         Roaul L. Wheeler, Director

                         PAN ENVIRONMENTAL CORPORATION


                              FINANCIAL STATEMENTS





























                              FOR THE YEARS ENDED
          DECEMBER 31, 1997, DECEMBER 31, 1996, AND DECEMBER 31, 1995

                                    CONTENTS

                                                                         PAGE
                                                                         ----
Independent Auditor's Report                                               1

Statement of Financial Position at
December 31, 1997, December 31, 1996,
and December 31, 1995                                                      2

Statement of Operations for the Years Ended
December 31, 1997, December 31, 1996,
and December 31, 1995                                                      3

Statement of Changes in Stockholders'
Equity for the Years Ended December 31, 1997,
December 31, 1996, and December 31, 1995                                   4

Statement of Cash Flows for the Years Ended
December 31, 1997, December 31, 1996, and
December 31, 1995                                                          6

Notes to Consolidated Financial Statements                                 7-9

                   [WILLIAM L. BUTCHER, CPA P.S. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors of
PAN Environmental Corporation



I have audited the accompanying consolidated statement of financial position of PAN Environmental Corporation (formerly known as Aster Development Enterprises, Ltd.) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAN Environmental Corporation and the consolidated results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, December 31, 1996, and December 31, 1995 and in conformity with generally accepted accounting principles.

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




/s/ WILLIAM L. BUTCHER, CPA P.S.
    -----------------------------
    William L. Butcher, CPA P.S.
    Everett, Washington
    January 6, 1998



--------------------------------------------------------------------------------

                         PAN ENVIRONMENTAL CORPORATION
                       STATEMENT OF FINANCIAL POSITION AT
          DECEMBER 31, 1997, DECEMBER 31, 1996, and DECEMBER 31, 1995
------------------------------------------------------------------------------

                                     ASSETS

                                                 DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                     1997           1996           1995
                                                 ------------   ------------   ------------
CURRENT ASSETS
                                                 -----------    -----------    -----------
      Total current assets                               -0-            -0-            -0-

OTHER ASSETS
  Settlement agreement - principals                  360,000        360,000            -0-
  Escrowed shares for debt, Millard account          225,000        225,000            -0-
                                                 -----------    -----------    -----------
      Total other assets                             585,000        585,000            -0-
                                                 -----------    -----------    -----------
TOTAL ASSETS                                     $   585,000    $   585,000    $       -0-
                                                 ===========    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 4)                      $   448,245    $   451,633    $   505,752
  Accrued wages                                          -0-            -0-         58,000
  Taxes payable                                       18,795         18,795         10,092
  Judgment payable (Note 3)                          200,909        200,909        200,909
  Accrued judgment interest (Note 3)                  94,902         47,451            -0-
  Loans from officer                                     -0-            -0-         84,218
  Notes payable                                          -0-            -0-         17,800
                                                 -----------    -----------    -----------
      Total current liabilities                      762,851        718,788        876,771
                                                 -----------    -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    1,126,809 shares issued and
    outstanding at December 31, 1995,
    2,848,163 issued and outstanding
    at December 31, 1996, and
    3,188,163 issued and outstanding
    at December 31, 1997                               3,188          2,848          1,127
  Additional paid-in capital                       1,417,635      1,343,976        485,019
  Accumulated deficit                             (1,598,674)    (1,480,612)    (1,362,917)
                                                  ----------     ----------     ----------
      Total stockholders' equity                    (177,851)      (133,788)      (876,771)
                                                  ----------     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  585,000     $  585,000     $      -0-
                                                  ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
                   STATEMENT OF OPERATIONS FOR THE YEAS ENDED
          DECEMBER 31, 1997, DECEMBER 31, 1996, AND DECEMBER 31, 1995

                             DECEMBER 31           DECEMBER 31                  DECEMBER 31
                                1997                  1996                         1995
                             ----------            -----------                 -----------
REVENUE                       $     -0-             $     -0-                   $      -0-

COST OF SALES                       -0-                   -0-                          -0-
                             ----------            ----------                  -----------
GROSS PROFIT (LOSS)                 -0-                   -0-                          -0-
                             ----------            ----------                  -----------
OPERATING EXPENSES
  Salaries and wages                -0-                   -0-                      (68,152)
  Professional fees              58,690                61,541                      149,152
  Dues and subscriptions            -0-                   -0-                        2,950
  Interest                       47,451                47,451                       (6,959)
  Travel                            -0-                   -0-                        3,007
  Bank charges                      -0-                   -0-                         (200)
  Taxes and licenses             10,918                 8,703                          -0-
  Rent                              -0-                   -0-                        6,586
  Utilities                         -0-                   -0-                          489
  Office                          3,238                   -0-                          -0-
  Postage and delivery              154                   -0-                          501
                             ----------            ----------                  -----------

    Total operating expenses    120,451               117,695                       81,191
                             ----------            ----------                  -----------
(LOSS) FROM OPERATIONS         (120,451)             (117,695)                     (81,191)
                             ----------            ----------                  -----------
OTHER EXPENSE (Note 3)              -0-                   -0-                     (769,989)
OTHER INCOME                      2,389                   -0-                          -0-
PROVISION FOR INCOME TAX
NET INCOME (LOSS)             $(118,062)            $(117,695)                   $(851,180)
                             ==========            ==========                  ===========

NET INCOME (LOSS) PER SHARE   $   (.037)            $   (.041)                   $   (.653)
                             ==========            ==========                  ===========


   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
           DECEMBER 31, 1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                       Common Stock      Additional
                                    ------------------    Paid-In      Accumulated
                                      Shares    Amount    Capital        Deficit      Totals
                                    ---------   ------   ----------    -----------   --------
Balances at December 31, 1994       1,263,142   1,263       642,497    (1,496,487)   (852,727)
Divestiture of three subsidiaries
  on January 2, 1995                 (186,433)   (186)     (175,428)      984,750     809,136
Common stock issued for cash at
  $0.25 per share                      28,000      28         6,972                     7,000
Common stock issued for services
  at $0.50 per share                   22,000      22        10,978                    11,000
Net (loss) for the year ended
  December 31, 1995                                                      (851,180)   (851,180)
                                    ---------   -----     ---------    ----------    --------
Balances at December 31, 1995       1,126,809   1,127       485,019    (1,362,917)   (876,771)

Common stock issued at $0.50 per
  share for services                  116,000     116        57,884                    58,000
Common stock issued at $0.50 per
  share for services                   31,318      31        15,629                    15,660
Common stock issued at $0.50 per
  shares in settlement of
  promissory note representing a
  cash loan                           168,436     168        84,050                    84,218
Common stock issued at $0.50 per
  share for: settlement of a
  $17,800 promissory note
  representing a cash loan, and
  $60,000 for services                155,600     156        77,644                    77,800
Common stock issued at $0.50 per
  share into escrow for settling
  the Company's debt                  450,000     450       224,550                   225,000
Common stock issued at $0.50 per
  share for: 80,000 shares for
  services, 720,000 shares for
  settlement with Company
  principals and affiliates           800,000     800       339,200                   400,000

Net (loss) for the period ended
  December 31, 1996                                                      (117,695)   (117,695)
                                    ---------   -----     ---------    ----------    --------
Balances at December 31, 1996       2,848,163   2,848     1,343,976    (1,480,612)   (133,788)

Common stock issued at $0.50 per
  share to C.M. Johnston for
  consulting services
  re: Williams and Bickel              50,000      50        24,950                    25,000

   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
            MARCH 31, 1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                       Common Stock      Additional
                                    ------------------    Paid-In      Accumulated
                                      Shares    Amount    Capital        Deficit      Totals
                                    ---------   ------   ----------    -----------   --------
Common stock issued to Bristol
  Media, Ltd. re: Douthwaite
  settlement                          130,000     130         8,870                     9,000
Common stock issued to
  Stephen M. Roake IRA for
  payment of accounting, audit
  and transfer agent fees              60,000      60        14,940                    15,000
Common stock issued to Bristol
  Media, Ltd. for payment of
  accounts payable, audit and
  legal                               100,000     100        24,900                    25,000
Net (loss for the period ended
  September 30, 1997)                                                    (118,062)   (118,062)
                                    ---------   -----     ---------    ----------    --------
Balances at December 31, 1997       3,188,163   3,188     1,417,635    (1,598,674)   (177,851)




   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                  STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
           DECEMBER 31, 1997, DECEMBER 31, 1996, and DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                                                        December 31       December 31      December 31
                                                                           1997              1996              1995
                                                                        -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                            $(118,062)        $(117,695)        $ (851,180)
  Add (deduct) items not requiring use of cash
    Depreciation and amortization                                              -0-               -0-          (499,093)
    (Increase) decrease in accounts receivable                                 -0-               -0-           244,917
    (Increase) decrease in inventories                                         -0-               -0-             8,149
    (Increase) in advances to employees                                        -0-               -0-            23,577
    (Increase) in deferred and prepaid expenses                                -0-               -0-            15,011
    Increase (decrease) in accounts payable                                (3,388)          (54,119)          (332,631)
    Increase in taxes payable, accrued wages, and accrued interest         47,451            (1,846)          (339,753)
                                                                        ---------         ---------         ----------
          Net cash provided (used) from operating activities              (73,999)         (173,660)         1,731,003
                                                                        ---------         ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                                              -0-               -0-         1,027,412
  Increase in other assets                                                     -0-          585,000             (9,601)
  Increase in notes receivable                                                 -0-               -0-               200
  Increase in deposits                                                         -0-               -0-             7,996
  Divestiture of subsidiaries                                                  -0-               -0-           809,322
                                                                        ---------         ---------         ----------
          Net cash used from investing activities                              -0-          585,000          1,854,531
                                                                        ---------         ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                                      340             1,721               (136)
  Capital contribution from shareholders                                   73,659           858,957             17,950
  Loans from officers                                                          -0-          (84,218)           (96,252)
  Proceeds from loans and notes payable                                        -0-               -0-                -0-
  Judgment payable                                                             -0-               -0-           209,004
  Payments on loans and notes payable                                          -0-          (17,800)          (235,004)
                                                                        ---------         ---------         ----------
          Net cash provided (used) from financing activities               73,999           758,060           (112,533)
                                                                        ---------         ---------         ----------
NET (DECREASE) IN CASH                                                         -0-               -0-            10,995

CASH BALANCE AT BEGINNING OF YEAR                                              -0-               -0-           (10,995)
                                                                        ---------         ---------         ----------
CASH BALANCE AT END OF YEAR                                                    -0-               -0-        $       -0-
                                                                        =========         =========         ==========



   The accompanying notes are an integral part of these financial statements.

                         PAN ENVIRONMENTAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 -  ORGANIZATION AND BASIS OF ACCOUNTING
          ------------------------------------

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

       On March 4, 1993, the name of the Company was changed from Aster Development Enterprises, Ltd. to PAN Environmental Corporation and the Company acquired all of the outstanding common stock of Northwest Specialties, Inc., a Minnesota corporation; Advantage Parking Lot Service, Inc., a California corporation; and MRR construction Services, Inc., a California corporation. The Company issued a total of 2,650,000 shares of common stock for the acquisition of these three corporations in a reorganization accounted for as a reverse acquisition, whereby the shareholders of a privately owned corporation or corporations obtained controlling ownership interest in a previously inactive or dormant public "shell" corporation. On October 11, 1993, the directors of PAN Environmental Corporation and its three affiliated companies agreed to reduce by 50% the number of shares of common stock which was originally issued for the acquisition. The net result of the shares of common stock issued in the business combination was 1,325,000 shares. PAN Environmental Corporation changed its fiscal year from January 31st to December 31st and reincorporated in the State of Delaware.

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

                         PAN ENVIRONMENTAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Earning (loss) per share were calculated on the number of shares outstanding at the end of the year.

NOTE 3 - OTHER EXPENSE

     The Company incurred other expenses in 1995 as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company in 1995 for alleged consulting fees owned for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively.

NOTE 4 - ISSUANCE/SALES OF STOCK

     The Company issued 50,000 shares of restricted Rule 144 common stock at $0.50 per share to Clifford M. Johnston for consulting services rendered in connection with the Kenneth Williams and Robert Bickel default judgments in
     Note 3 above.

     The Company issued 130,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. for the purpose of settling out the $9,000 judgment from John Douthwaite for printing expense.

     The Company issued 60,000 shares of restricted Rule 144 common stock to Stephen M. Roake IRA for payment of $15,000 in accounts payable, accounting fees and audit fees.

     The Company issued 100,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. for payment of $25,000 in accounting fees, audit fees, and legal fees.

                         PAN ENVIRONMENTAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


   The accompanying notes are an integral part of these financial statements.