Form 10QSB
period 1998-03-31
PAN ENVIRONMENTAL CORP
filed 1998-06-15
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 ...............................................................................

For the Quarter Ended                          Commission File Number:  0-19471
March 31, 1998

                          PAN ENVIRONMENTAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                       91-1632888
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

               14424 SE 78th Way, Renton, WA 98059 (206) 623-8544
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of common shares outstanding as of the close of the period covered by this report: 3,218,163 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS

                                                                    As of             As of
                                                                   March 31        December 31
                                                                     1998             1997
                                                                ------------      ------------

OTHER ASSETS
  Settlement agreement - principals                                 360,000           360,000
  Escrowed shares for debt, Millard account                         225,000           225,000
                                                                ------------      ------------

        Total other assets                                          585,000           585,000
                                                                ------------      ------------

TOTAL ASSETS                                                    $   585,000       $   585,000
                                                                ============      ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                              $   228,101       $   448,245
  Taxes payable                                                      18,795            18,795
  Judgment payable                                                  200,909           200,909
  Accrued judgment interest                                          94,902            94,902
                                                                ------------      ------------

        Total current liabilities                                   542,707           762,851
                                                                ============      ============

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    3,188,163 issued and outstanding
    at December 31, 1997, and
    3,218,163 issued and outstanding
    at March 31, 1998                                                 3,218             3,188
  Additional paid-in capital                                      1,432,605         1,417,635
   Accumulated deficit                                           (1,393,530)       (1,598,674)
                                                                ------------      ------------

        Total stockholders' equity                                   42,293          (177,851)
                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   585,000       $   585,000
                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                                            For the three months ended
                                                          ------------------------------
                                                          March 31              March 31
                                                            1998                  1997
                                                         ---------             ---------
Sales and Service Revenue                                $     -0-             $     -0-
                                                         ---------             ---------
Costs and Expenses
Materials, supplies and operating expenses                  19,375                59,659
Interest and other debt expense                                -0-                47,451
Taxes other than income taxes                                  -0-                10,918
                                                         ---------             ---------
Total Costs and Expenses                                 $  19,375             $  91,665
                                                         ---------             ---------
Other Expense                                            $   5,000                   -0-
                                                         ---------             ---------
Net Income (Loss)                                        $ (24,375)            $ (91,665)
                                                         =========             =========
Net Income (Loss) per Common Share (1)                   $ (  0.01)            $ (  0.03)
                                                         =========             =========
Dividends per Common Share                               $     -0-             $     -0-
                                                         =========             =========
Notes:

(1) Based on net income, divided by
    average number of common shares
    outstanding of                                       3,218,163             3,028,163
                                                         ---------             ---------

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                           For the three months ended
                                                         -------------------------------
                                                          March 31              March 31
                                                            1998                  1997
                                                         ---------             ---------
Cash Flows From Operating Activities:
Net Income                                               $ (24,375)            $ (91,665)
Adjustment to Retained Earnings                            229,519
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net                    -0-                57,665
                                                         ---------             ---------
Net Cash From Operating Activities                         205,144               (34,000)

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                                   -0-                   -0-
                                                         ---------             ---------
Net Cash Flow From Investing Activities                        -0-                   -0-

Cash Flow From financing Activities:
(Payment of) proceeds from debt                           (220,144)                  -0-
Proceeds from issuance of common stock                          30                   180
Capital contributions from shareholders                     14,970                33,820
                                                         ---------             ---------

Net Cash Used in Financing Activities                     (205,144)               34,000

Net (decrease) increase in cash and
cash equivalents                                               -0-                   -0-

Cash and Cash Equivalents:

Beginning of period                                            -0-                   -0-

End of Period                                                  -0-             $     -0-
                                                         ---------             ---------

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

NOTE 3 - ISSUANCE/SALES OF STOCK

         The Company issued 30,000 additional shares of restricted Rule 144 common stock for $15,000 of services rendered incident to the Williams and Bickel settlements for a total of 80,000 shares instead of 50,000 shares to consummate the settlement.

         The shares issued during the first quarter of 1998 were issued for a stated value of $0.50 per share.

NOTE 4 - GOING CONCERN

         Because of a deficiency in working capital and significant operating losses, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise sufficient working capital through equity and/or debt financing and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending March 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending March 31, 1998 reflect an operating loss of $24,375 as compared to a loss of $91,665 for the quarter ending March 31, 1997. Included in the $24,375 loss were the $15,000 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements and increased accounts payable amounts due to operating expenses.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

On February 20, 1998, PAN reached an agreement in principle to acquire Winner's Way, Inc., an offshore race and sports book, subject to review and approval of the financial statements of Winner's Way, Inc. by the Board of Directors of PAN.

After careful consideration, the Directors of PAN decided that such acquisition would not be in PAN's best interests.

Alternatively, on May 22, 1998, PAN Environmental Corporation, a Delaware Corporation ("PAN"), acquired all of the issued and outstanding capital stock of Whitfield Holdings, Ltd., an Antigua, West Indies corporation ("Whitfield"), pursuant to an Agreement and Plan of Business Combination, effective as of April 17, 1998, in exchange for a maximum of 12,800,000 shares of common stock of PAN, subject to earn-out provisions. The amount of common stock payable by PAN to Whitfield is subject to earn-out provisions based on the achievement of certain betting volume, resulting in licensing fees to Whitfield, over a one year period. The amount and type of consideration was determined on the basis of negotiations between PAN and Whitfield.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

         (A)  EXHIBITS:

              None.

         (B)  REPORTS:

              None.

   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  PAN Environmental Corporation
                                                  (Registrant)

Dated:  May 15, 1998

/s/ JERRY CORNWELL
---------------------------------
Jerry Cornwell
President & CEO