Form 10QSB
period 1998-06-30
PAN ENVIRONMENTAL CORP
filed 1998-09-17
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 ................................................................................


For the Quarter Ended                           Commission File Number:  0-19471
June 30, 1998


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

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

                                 Yes [X] No [ ]


Number of common shares outstanding as of the close of the period covered by this report: 7,268,163 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT


                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)



                                     ASSETS

                                                     As of             As of
                                                    June 30         December 31
                                                      1998              1997
                                                  -----------       ------------
CURRENT ASSETS
  Cash in Bank                                    $    91,688       $        -0-
                                                  -----------       ------------

         Total Current Assets                          91,688                -0-

FIXED ASSETS
  Gaming System-Hardware                               47,030                -0-
  Gaming System-Software                              432,970                -0-
                                                  -----------       ------------

         Total Fixed Assets                           480,000                -0-

OTHER ASSETS
  Settlement agreement - principals                   360,000            360,000
  Escrowed shares for debt, Millard account           225,000            225,000
  Investment-Whitfield Holdings                     3,200,000                -0-
  Investment-Whitfield/Unearned                    (3,140,421)               -0-
                                                  -----------       ------------

         Total other assets                           644,579            585,000
                                                  -----------       ------------

TOTAL ASSETS                                      $ 1,216,267       $    585,000
                                                  ===========       ============



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                 $   287,501      $   448,245
  Loans Payable                                        429,230              -0-
  Taxes payable                                         18,795           18,795
  Judgment payable                                     200,909          200,909
  Accrued judgment interest                             94,902           94,902
                                                   -----------      -----------

         Total current liabilities                   1,031,337          762,851
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    3,188,163 issued and outstanding
    at December 31, 1997, and
    7,268,163 issued and outstanding
    at June 30, 1998                                     7,268            3,188
  Additional paid-in capital                         4,754,356        1,417,635
  Common Stock-Unearned Escrow                      (3,140,421)             -0-
   Accumulated deficit                              (1,436,273)      (1,598,674)
                                                   -----------      -----------

         Total stockholders' equity                    184,930         (177,851)
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,216,267      $   585,000
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                          For the three               For the six
                                          months ended                months ended
                                   ------------------------    ---------------------------
                                     June 30      June 30        June 30         June 30
                                       1998         1997          1998             1997
                                   -----------   ----------    -----------     -----------


Sales and Service Revenue          $    37,090   $      -0-    $    37,090     $       -0-
                                   -----------   ----------    -----------     -----------


Costs and Expenses
Materials, supplies and
  operating expenses                    79,832          -0-         99,207          33,296
Interest and other debt expense            -0-          -0-            -0-          47,451
Taxes other than income taxes              -0-          -0-            -0-          10,918
                                   -----------   ----------    -----------     -----------

Total Costs and Expenses           $    79,832   $      -0-    $    99,207     $    91,665
                                   -----------   ----------    -----------     -----------

Other Expense                      $       -0-   $      -0-    $     5,000     $    91,665
                                   -----------   ----------    -----------     -----------

Net Income (Loss)                  $   (42,742)  $      -0-    $   (67,117)    $   (91,665)
                                   ===========   ==========    ===========     ===========


Net Income (Loss) per Common
Share (1)                          $     (0.01)  $     0.00    $     (0.01)    $     (0.03)
                                   ===========   ==========    ===========     ===========

Dividends per Common Share         $       -0-   $      -0-    $       -0-     $       -0-
                                   ===========   ==========    ===========     ===========


Notes:

(1) Based on net income,
    divided by number common
    shares outstanding of            7,268,163    3,028,163      7,268,163       3,028,163

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)



                                                      For the six months ended
                                                      -------------------------
                                                       June 30         June 30
                                                         1998            1997
                                                      ---------       ---------
Cash Flows From Operating Activities:
Net Income                                            $ (67,117)      $ (91,665)
Adjustment to Retained Earnings                         229,518
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net            (160,744)         57,665
                                                      ---------       ---------

Net Cash From Operating Activities                        1,657         (34,000)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                            539,579             -0-
                                                      ---------       ---------

Net Cash Flow From Investing Activities                 539,579             -0-


Cash Flow From financing Activities:
(Payment of) proceeds from debt                         429,230             -0-
Proceeds from issuance of common stock                    4,080             180
Capital contributions from shareholders                 196,300          33,820
                                                      ---------       ---------

Net Cash Used in Financing Activities                   629,610          34,000

Net (decrease) increase in cash and
cash equivalents                                         91,688             -0-


Cash and Cash Equivalents:

Beginning of period                                         -0-             -0-
                                                      ---------       ---------

End of Period                                         $  91,688       $     -0-
                                                      ---------       ---------

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
            AND ITS WHOLLY OWNED SUBSIDIARY, WHITFIELD HOLDINGS, LTD.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
            SIX MONTHS PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

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

     The Company raised $40,000 in December 1996 in a small private placement from shareholders of the company and proceeded to complete its accounting, audits, 10-Q's and 10-K's for December 31, 1994 through December 31,1997, thus bringing the Company into SEC compliance on February 22, 1998.

     The Company in January 1998 sought to enter into a letter of intent to acquire an Internet services company, but the letter of intent was never consummated.

     On February 20, 1998 the Company reached an agreement in principle to acquire Winner's Way, Inc., an offshore race and sports book, subject to review and approval of the financial statements of Winner's Way, Inc. by the Board of Directors of the Company. After careful consideration, the company's Directors decided that such acquisition would not be in the Company's best interests.

     On May 22, 1998 the Company acquired Whitfield Holdings, Ltd., an Antiguan corporation, in the business of purchasing and licensing-back gaming systems from legally licensed offshore race and sports books. Whitfield's initial licensee is Tropical International Sports, Inc., an Antiguan corporation, legally licensed as an Antiguan race and sports book.

     On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.


NOTE 3 - ISSUANCE/SALES OF STOCK

     Effective May 23, 1998 the Company issued 3,200,000 shares of restricted Rule 144 common stock to the shareholders of Whitfield Holdings, Ltd. ("Whitfield") in exchange for 10,000 shares of $10 par value common stock of Whitfield (100%).

     The Company issued the shares into escrow (Louis M. Minicozzi III, Esq., Escrow Agent) to be released on a quarterly performance basis based on Whitfield's licensee, Tropical International Sports, Inc., achieving $83,000,000 or portion thereof in gross annual betting volume. Whitfield's license agreement provides that Tropical pays 2.4% of its gross annual betting volume to Whitfield as a license fee, which would equal $1,992,000 in license fees to Whitfield should Tropical achieve its initial annual goal of $83,000,000 in gross annual betting volume. If this occurs, the 3,200,000 shares, or portion thereof, of restricted Rule 144 common stock would be considered to have been earned out and, therefore, will be distributed to the Whitfield shareholders.

     In addition, effective May 23 1998, the Company issued 800,000 shares of restricted Rule 144 common stock to TCKTS, L.L.C. dba Bristol Media, Ltd. for consulting services incident to the Company's acquisition of Whitfield Holdings, Ltd.

     In May 1998 the Company issued 50,000 shares of its restricted Rule 144 common stock for $25,000 pursuant to a private placement in the State of New York.

     In addition, the Company filed and is conducting a 506 Regulation D private offering in the State of New York. The offering consists of convertible notes, of which $341,250 had been received and convertible notes issued as of June 30, 1998.


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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited consolidated financial statements for the quarter ending June 30, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 1998 reflect an operating loss of $67,117 as compared to a loss of $91,665 for the quarter ending June 30, 1997. Included in the $67,117 loss were $37,090 of revenues; and expenses of $63,247 in professional fees; $18,199 in investor relations fees and expenses; $10,092 in SEC electronic filing expense; $5,603 in travel expenses and $2,066 in office expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $1,031,337 and current assets of $91,668 due to the divestiture of its three subsidiaries in 1995 (the Company is working out settlement agreements to satisfy this debt); due to the issuance of $341,250 of convertible notes; and due to the issuance of a $220,000 note for the acquisition and license-back of a gaming system for a legally licensed offshore race and sports book.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 23, 1998 the Company issued 3,200,000 shares of restricted Rule 144 common stock to the eleven shareholders of Whitfield Holdings, Ltd. into escrow in exchange for 10,000 shares of $10 par value common stock of Whitfield Holdings, Ltd. (100%). The shares were issued pursuant to an exemption under
Section 4.2 of the Act as a non-public offering.

Effective May 23,1998 the Company issued 800,000 shares of restricted Rule 144 common stock to several consultants for consulting services rendered incident to the acquisition of Whitfield Holdings, Ltd. The shares were issued pursuant to an exemption under Section 4.2 of the Act as a non-public offering.

In May 1998 the Company issued 50,000 shares of its restricted Rule 144 common stock to a private investor for $25,000 pursuant to a private placement in New York State. The shares were issued pursuant to Rule 506 under Regulation D and pursuant to an exemption under section 4.2 of the Act as a non-public offering.

The Company issued $341,250 of convertible notes to several private investors, $85,000 of which are convertible into restricted Rule 144 common stock at $0.50 per share and $256,250 of which are convertible into restricted Rule 144 common stock at $0.75 per shares. Therefore, if the notes are converted into common stock the Company would issue 170,000 shares of restricted Rule 144 common stock at $0.50 per share and 341,667 shares of restricted Rule 144 common stock at $0.75 per share. The notes were issued pursuant to Rule 506 under Regulation D and pursuant to an exemption under Section 4.2 of the Act as a non-public offering.

The $25,000 and $341,250 were used as working capital by Whitfield, the Company's wholly owned subsidiary, to acquire additional race and sports book gaming systems.

No underwriting discounts or commissions were paid on any of the above issuances of stock or notes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 19, 1998 the annual meeting of shareholders was held upon properly given and timely notice to all shareholders. The shareholders of the Company adopted resolutions ratifying the actions of the directors of the Company in filing all necessary reports with the SEC; in securing debt settlements with the creditors of the company; and in the acquisition of Whitfield Holdings, Ltd.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

     (a) EXHIBITS:

          None.

     (b) REPORTS:

          10.1 Agreement and Plan of Business Combination by and between PAN and Whitfield dated as of April 17, 1998 with attachments:
                    Exhibit A - Gaming System License Agreement
                    Exhibit B - Escrow Agreement for Acquisition of Whitfield
                         Holdings, Ltd. by PAN Environmental Corporation
                    Exhibit C - Merger and Acquisition Consulting Agreement
                    Exhibit D - Financial Consulting Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


PAN Environmental Corporation
-----------------------------
(Registrant)


Dated:  September 16, 1998


/s/ JERRY CORNWELL
---------------------------------
Jerry Cornwell
President & CEO

                         PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY























                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED JUNE 30, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Consolidated Statement of Financial Position at
June 30, 1998, December 31, 1997, and December 31, 1996                       1

Consolidated Statement of Operations for the Period
Ended June 30, 1998 and for the Years Ended December 31,
1997 and December 31, 1996                                                    2

Consolidated Statement of Cash Flows for the Period
Ended June 30, 1998 and for the Years Ended December 31,
1997 and December 31, 1996                                                    3

Consolidated Statement of Changes in Stockholders'
Equity for the Period Ended June 30, 1998 and for the
Years Ended December 31, 1997 and December 31, 1996                         4-5


Notes to Consolidated Financial Statements                                  6-9

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  JUNE 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                     ASSETS

                                          6/30/98        12/31/97        12/31/96
                                        -----------     -----------     -----------
CURRENT ASSETS
  Cash in Bank                          $    91,688     $       -0-     $       -0-
                                        -----------     -----------     -----------
         Total Current Assets                91,688             -0-             -0-

FIXED ASSETS
  Gaming System-Hardware (Note 1)            47,030             -0-             -0-
  Gaming System-Software (Note 1)           432,970             -0-             -0-
                                        -----------     -----------     -----------
         Total Fixed Assets                 480,000             -0-             -0-

OTHER ASSETS
  Settlement Agreement-principals           360,000         360,000         360,000
  Escrowed shares for debt,
    Millard account                         225,000         225,000         225,000
  Investment-Whitfield Holdings
    (Note 4)                              3,200,000             -0-             -0-
  Investment-Whitfield/Unearned
    (Note 4)                             (3,140,421)            -0-             -0-
                                        -----------     -----------     -----------
         Total Other Assets                 644,579         585,000         585,000
                                        -----------     -----------     -----------
TOTAL ASSETS                            $ 1,216,267     $   585,000     $   585,000
                                        ===========     ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable (Note 3)             $   287,501     $   448,245     $   451,633
  Loans Payable (Notes 1, 7)                429,230             -0-             -0-
  Taxes payable                              18,795          18,795          18,795
  Judgment payable (Note 3)                 200,909         200,909         200,909
  Accrued judgment interest
    (Note 3)                                 94,902          94,902          47,451
                                        -----------     -----------     -----------
         Total Current Liabilities      $ 1,031,337     $   762,851     $   718,788
                                        -----------     -----------     -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    2,848,163 shares issued and
    outstanding at December 31,
    1996; 3,188,163 shares at
    December 31, 1997; and
    7,268,163 shares at June
    30, 1998                                  7,268           3,188           2,848
  Additional paid-in capital              4,754,356       1,417,635       1,343,976
  Common Stock-Unearned Escrow
    (Note 4)                             (3,140,421)            -0-             -0-
  Accumulated Deficit                    (1,436,273)     (1,598,674)     (1,480,612)
                                        -----------     -----------     -----------
         Total Stockholders' Equity         184,930        (177,851)       (133,788)
                                        -----------     -----------     -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                    $ 1,216,267     $   585,000     $   585,000
                                        ===========     ===========     ===========

   The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED
            JUNE 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                   Interim
                                 Period Ended   Year Ended    Year Ended
                                   6/30/98       12/31/97      12/31/96
                                   --------     ---------     ---------
REVENUE                            $ 37,090     $     -0-     $     -0-

COST OF SALES                           -0-           -0-           -0-
                                   --------     ---------     ---------

GROSS PROFIT (LOSS)                  37,090           -0-           -0-
                                   --------     ---------     ---------

OPERATING EXPENSES
  Professional fees                  63,247        58,690        61,541
  Investor relations expense          3,199           -0-           -0-
  Investor relations fees            15,000           -0-           -0-
  SEC electronic filing expense      10,092           -0-           -0-
  Interest                              -0-        47,451        47,451
  Travel                              5,603           -0-           -0-
  Taxes and licenses                    -0-        10,918         8,703
  Telephone                             -0-           -0-           -0-
  Office                              1,810         3,238           -0-
  Bank charges                          256
  Postage and delivery                  -0-           154           -0-
                                   --------     ---------     ---------

Total Operating Expenses           $ 99,207     $ 120,451     $ 117,695
                                   --------     ---------     ---------

(LOSS) FROM OPERATIONS              (62,117)     (120,451)     (117,695)
                                   --------     ---------     ---------

OTHER EXPENSE (Note 6)               (5,000)          -0-           -0-

OTHER INCOME                            -0-         2,389           -0-

PROVISION FOR INCOME TAX                -0-           -0-           -0-

NET INCOME (LOSS)                  $(67,117)    $(118,062)    $(117,695)
                                   ========     =========     =========

NET INCOME (LOSS) PER SHARE        $  (.009)    $   (.037)    $   (.041)
                                   ========     =========     =========

     The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING
            JUNE 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                               Interim
                                            Period Ended      Year Ended      Year Ended
                                               6/30/98         12/31/97        12/31/96
                                              ---------       -----------      ---------
Cash Flows From
Operating Activities:

Net (Loss)                                    $ (67,117)      $  (118,062)     $(117,695)
                                              ---------       -----------      ---------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                         (160,744)           (3,388)       (54,119)
      Taxes payable, accrued
        wages, accrued interest                     -0-            47,451         (1,846)
         Adjustment to retained earnings        229,518               -0-            -0-
                                              ---------       -----------      ---------

Net Cash Provided by
Operating Activities:                             1,657           (73,999)      (173,660)
                                              ---------       -----------      ---------


Cash Flows From
Investing Activities:
  Increase in fixed assets                      480,000               -0-            -0-
  Increase in other assets                       59,579               -0-        585,000
                                              ---------       -----------      ---------

Net Cash Used In
Investing Activities:                           539,579               -0-        585,000
                                              ---------       -----------      ---------


Cash Flows From
Financing Activities:
  Proceeds from sale of common stock              4,080               340          1,721
  Capital contribution from shareholders        196,300            73,659        858,957
  Loans from officers                               -0-               -0-        (84,218)
  (Payment of) proceeds from debt               429,230               -0-        (17,800)
                                              ---------       -----------      ---------

Net Cash Received From
Financing Activities:                           629,610            73,999       (758,060)
                                              ---------       -----------      ---------

NET INCREASE (DECREASE) IN CASH                  91,688               -0-            -0-

Cash Beginning of Periods                           -0-               -0-            -0-
                                              ---------       -----------      ---------
Cash End of Periods                           $  91,688       $       -0-      $     -0-
                                              =========       ===========      =========

   The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED
            JUNE 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                 Common Stock             Additional
                                           -------------------------        Paid In       Accumulated
                                            Shares            Amount        Capital          Deficit          Totals
                                           ---------          ------        --------       ----------        --------
BALANCE, DECEMBER 31, 1995                 1,126,809           1,127         485,019       (1,362,917)       (876,771)

Common stock issued at $0.50
per share for services                       116,000             116          57,884             -0-           58,000

Common stock issued at $0.50
per share for services                        31,318              31          15,629             -0-           15,660

Common stock issued at $0.50
per share in settlement of
promissory note representing
a cash loan                                  168,436             168          84,050             -0-           84,218

Common stock issued at $0.50
per share for: settlement of
$17,800 promissory note
representing a cash loan,
and $60,000 for services                     155,600             156          77,644             -0-           77,800

Common stock issued at $0.50
per share into escrow for
settling the Company's debt                  450,000             450         224,550             -0-          225,000

Common stock issued at $0.50
per share for: 80,000 shares
for services, 720,000 shares
for settlement with Company
principals and affiliates                    800,000             800         339,200             -0-          400,000

Net (loss) for the period
ended December 31, 1996                          -0-             -0-             -0-        (117,695)        (117,695)
                                           ---------           -----       ---------      ----------         --------

BALANCE, DECEMBER 31, 1996                 2,848,163           2,848       1,343,976      (1,480,612)        (133,788)


Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                           50,000              50          24,950             -0-           25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                        130,000             130           8,870             -0-            9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                       60,000              60          14,940             -0-           15,000

   The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED
            JUNE 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                           Common Stock           Additional
                                   -------------------------        Paid In      Accumulated
                                     Shares           Amount        Capital        Deficit           Totals
                                   ---------           -----       ---------      ----------         --------
Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                      100,000             100          24,900             -0-           25,000

Net (loss) for the period
ended December 31, 1997                  -0-             -0-             -0-        (118,062)        (118,062)
                                   ---------           -----       ---------      ----------         --------

BALANCE, DECEMBER 31, 1997         3,188,163           3,188       1,417,635      (1,598,674)        (177,851)


Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                            30,000              30          14,970             -0-           15,000

Adjustment to retained
earnings                                 -0-             -0-             -0-         229,518          229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                     3,200,000           3,200         156,380             -0-          159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.             800,000             800             -0-             -0-              800

Common stock issued at $0.50
per share in New York
private placement                     50,000              50          24,950             -0-           25,000

Net (loss) for the period
ended June 30, 1998                      -0-             -0-             -0-         (67,117)         (67,117)
                                   ---------           -----       ---------      ----------         --------

BALANCE, JUNE 30, 1998             7,268,163           7,268       1,613,935       1,436,273          184,930

   The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

Note 1.  Organization and Basis of Accounting

The Company was organized as Jilly Bear & Company, Inc., under the laws of the State of Delaware on February 13, 1986, for the primary purpose of merchandising a line of plush soft sculpture teddy bears, penguins, ducks and related motif items. The Company closed its retail store, liquidated its remaining inventory and ceased operations in March, 1988. On June 30, 1991, Nutec Transmission, Ltd., and Jilly Bear merged into a resulting Texas corporation. Aster Development Enterprises, Ltd., was organized as a private Texas corporation on August 6, 1992. Following the rescission of the merger between Nutec and Jilly Bear on June 1, 1992, Aster Development became the successor of Jilly Bear and the vehicle for the continued corporate existence in Delaware of the former Jilly Bear. Aster Development had been inactive from June 1, 1992, until March 1993.

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

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 1.  Organization and Basis of Accounting - continued

MRR Construction Services, Inc. (incorporated in 1992, but inactive until 1993) performed environmental construction management and related construction activities, as well as soil remediation, in Southern California. MRR employed its president and a project manager-superintendent. The majority of the contract work was performed by subcontractors. Daily administrative support work was provided by personnel at Advantage Parking Lot Service, Inc.

PAN divested itself of its three subsidiaries, Advantage Parking Lot Service, Inc., Northwest Specialties, Inc. and MRR Construction Services, Inc., effective January 2, 1995.

In November and December 1995, the Company attempted to acquire oil and gas properties in a business combination agreement with Maximum Resources, Inc., a Vancouver Stock Exchange company, and two other companies, NP Energy Corporation, a U. S. over the counter electronic bulletin board (OTC:BB) company, and Polaris Equities, Inc., a U. S. private company.

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

The Company raised $40,000 in December 1996 in a small private placement from shareholders of the Company and proceeded to complete its accounting, audits, 10-Q's and 10-K's for December 31, 1994 through December 31, 1997, thus bringing the Company into SEC compliance on February 22, 1998.

The Company in January 1998 sought to enter into a letter of intent to acquire an Internet services company, but the letter of intent was never consummated.

On February 20, 1998 the Company reached an agreement in principle to acquire Winner's Way, Inc., an offshore race and sports book, subject to review and approval of the financial statements of Winner's Way, Inc. by the Board of Directors of the Company. After careful consideration, the company's Directors decided that such acquisition would not be in the Company's best interests.

On May 22, 1998 the Company acquired Whitfield Holdings, Ltd., an Antiguan corporation, in the business of purchasing and licensing-back gaming systems from legally licensed offshore race and sports books. Whitfield's initial licensee is Tropical International Sports, Inc., an Antiguan corporation, legally licensed as an Antiguan race and sports book.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 1.  Organization and Basis of Accounting - continued

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month.


Note 2.  Summary of Significant Accounting Policies

Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year.


Note 3.  Accounts Payable and Judgments Payable

The Company incurred other expenses in 1995 as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company in 1995 for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively. In a settlement agreement Williams and Bickel received 80,000 shares and an adjustment to retained earnings was made in the amount of $229,518, the net settlement amount.


Note 4.  Issuance/Sales of Stock

The Company issued 30,000 additional shares of restricted Rule 144 common stock at $0.50 per share for $15,000 of services rendered incident to the Williams and Bickel settlement for a total of 80,000 shares instead of 50,000 shares to consummate the settlement.

The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield Holdings, Ltd. on a performance basis. The shares are released out of escrow on a quarterly basis based on revenues received by Whitfield. When Whitfield receives $1,992,000 in annual revenues, all 3,200,000 shares will be released.

The Company issued 800,000 shares of restricted Rule 144 common stock for services rendered incident to the acquisition of Whitfield Holdings, Ltd.

The Company issued 50,000 shares of restricted Rule 144 common stock for $25,000 at $0.50 per share in a New York private placement.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 5.  Going Concern

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


Note 6.  Other Expense

The Company advance $5,000 to an Internet services company in the first quarter of 1998 pursuant to a proposed letter of intent to acquire, but the letter of intent was never consummated. The Company wrote off the $5,000, being unable to recover the advance.


Note 7.  Convertible Notes

The Company filed and is conducting a 506 Reg D offering in the State of New York. The offering consists of convertible notes, of which $341,250 had been received and convertible notes issued as of June 30, 1998.