Form 10QSB
period 1998-09-30
PAN ENVIRONMENTAL CORP
filed 1998-10-16
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
September 30, 1998


                          PAN ENVIRONMENTAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                     91-1632888
--------                                                     -------------------
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


               14424 SE 78th Way, Renton, WA 98059 (206) 623-8544
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT


                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)


                                     ASSETS

                                                            As of                As of
                                                        September 30          December 31
                                                            1998                  1997
                                                        -----------           ------------
CURRENT ASSETS
  Cash in Bank                                                  349                    -0-
  Loan Receivable - Tropical (Note 9)                       186,805                    -0-
  License Fees Receivable - Tropical (Note 10)              211,091                    -0-
                                                        -----------           ------------

           Total Current Assets                             398,245                    -0-

FIXED ASSETS
  Gaming System-Hardware (Note 1)                            47,030                    -0-
  Gaming System-Software (Note 1)                           432,970                    -0-
                                                        -----------           ------------

           Total Fixed Assets                               480,000                    -0-

OTHER ASSETS
  Settlement agreement - principals                         360,000                360,000
  Escrowed shares for debt, Millard account                 225,000                225,000
  Investment-Whitfield Holdings (Note 4)                  3,200,000                    -0-
  Investment-Whitfield/Unearned (Note 4)                 (3,140,421)                   -0-
                                                        -----------           ------------

           Total other assets                               644,579                585,000
                                                        -----------           ------------

TOTAL ASSETS                                            $ 1,522,824           $    585,000
                                                        ===========           ============



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET
                                  (IN DOLLARS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       As of                 As of
                                                    September 30          December 31
                                                       1998                  1997
                                                    -----------           -----------
CURRENT LIABILITIES
  Salaries Payable (Note 3)                         $    32,500                 $ -0-
  Accounts payable (Note 3)                             311,566               448,245
  Conv. Notes Payable (Note 1,7)                        391,250                   -0-
  Taxes payable                                          18,795                18,795
  Judgment payable (Note 3)                             200,909               200,909
  Accrued judgment interest (Note 3)                     94,902                94,902
                                                    -----------           -----------

           Total current liabilities                  1,049,922               762,851
                                                    -----------           -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    3,188,163 issued and outstanding
    at December 31, 1997, and
    7,268,163 issued and outstanding
    at September 30, 1998                                 7,268                 3,188
  Additional paid-in capital (Note 8)                 4,754,356             1,417,635
  Common Stock-Unearned Escrow (Note 4)              (3,140,421)                  -0-
   Accumulated deficit                               (1,326,050)           (1,598,674)
                                                    -----------           -----------

           Total stockholders' equity                   472,902              (177,851)
                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,522,824           $   585,000
                                                    ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
            CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                                 For the three                         For the nine
                                                 months ended                          months ended
                                         ----------------------------          --------------------------------
                                          Sept. 30          Sept. 30            Sept. 30            Sept. 30
                                           1998               1997                1998                 1997
                                         ---------          ---------          -----------          -----------
Revenue (Note 10)                        $ 174,011          $     -0-          $   211,091          $       -0-
                                         ---------          ---------          -----------          -----------
Costs and Expenses
Materials, supplies and
  operating expenses (Note 11)              63,779                537              162,986               33,833
Interest and other debt expense                -0-                -0-                  -0-               47,451
Taxes other than income taxes                  -0-                -0-                  -0-               10,918
                                         ---------          ---------          -----------          -----------

Total Costs and Expenses                 $  63,779          $     537          $   162,986          $    92,202
                                         ---------          ---------          -----------          -----------

Other Expense (Note 6)                   $     -0-          $     -0-          $     5,000          $       -0-
                                         ---------          ---------          -----------          -----------


Net Income (Loss)                        $ 110,232          $    (537)         $    43,105          $   (92,202)
                                         =========          =========          ===========          ===========


Net Income (Loss) per Common
Share (1)                                $    0.02          $    0.00          $      0.01          $     (0.03)
                                         =========          =========          ===========          ===========

Dividends per Common Share               $     -0-          $     -0-          $       -0-          $       -0-
                                         =========          =========          ===========          ===========


Notes:

(1) Based on net income,
    divided by number common
    shares outstanding of                7,268,163          3,028,163            7,268,163            3,028,163


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                         AND ITS WHOLLY OWNED SUBSIDIARY
                            WHITFIELD HOLDINGS, LTD.
            CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                      For the nine months ended
                                                   --------------------------------
                                                   September 30        September 30
                                                        1998               1997
                                                   ------------        ------------

Cash Flows From Operating Activities:
Net Income                                           $  43,105           $(92,202)
Adjustment to Retained Earnings                        229,518                -0-
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net           (104,179)            58,202
                                                     ---------           --------

Net Cash From Operating Activities                     168,444            (34,000)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                           937,475                -0-
                                                     ---------           --------

Net Cash Flow From Investing Activities                937,475                -0-


Cash Flow From financing Activities:
(Payment of) proceeds from debt                        391,050                -0-
Proceeds from issuance of common stock                   4,080                180
Capital contributions from shareholders                374,050             33,820
                                                     ---------           --------

Net Cash Used in Financing Activities                  769,380             34,000

Net (decrease) increase in cash and
cash equivalents                                           349                -0-


Cash and Cash Equivalents:

Beginning of period                                        -0-                -0-
                                                     ---------           --------

End of Period                                              349           $    -0-
                                                     ---------           --------


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
            AND ITS WHOLLY OWNED SUBSIDIARY, WHITFIELD HOLDINGS, LTD.
          NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
       NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NOTE 1 -  ORGANIZATION AND BASIS OF ACCOUNTING

The Company was organized as Jilly Bear & Company, Inc., under the laws of the State of Delaware on February 13, 1986, for the primary purpose of merchandising a line of plush soft sculpture animals. The Company closed its retail store, liquidated its remaining inventory and ceased operations in March, 1988. On June 30, 1991, Nutec Transmission, Ltd., and Jilly Bear merged into a resulting Texas corporation. Aster Development Enterprises, Ltd., was organized as a private Texas corporation on August 6, 1992. Following the rescission of the merger between Nutec and Jilly Bear on June 1, 1992, Aster Development became the successor of Jilly Bear and the vehicle for the continued corporate existence in Delaware of the former Jilly Bear. Aster Development had been inactive from June 1, 1992, until March 1993.

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

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month. The Company deducted this purchase price from its loans receivable to Tropical International Sports, Inc. subject to proof of payment. In the event these amounts are not paid, the loans receivable account from Tropical will be increased accordingly. (See Note 9.)


Note 2.  Summary of Significant Accounting Policies

Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year. The interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.


Note 3.  Accounts Payable, Judgments Payable and Wages Payable

The Company incurred other expenses in 1995 as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company in 1995 for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively. In a settlement agreement Williams and Bickel received 80,000 shares and an adjustment to retained earnings was made in the amount of $229,518, the net settlement amount. The Company accrued $32,500 of wages payable of the three months ended September 30, 1998 to the Company's officers, $50,000 of services payable incident to the Whitfield acquisition, $36,000 of investor relations fees payable, and $10,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. (See
Note 10.)


Note 4.  Issuance/Sales of Stock

The Company issued 30,000 additional shares of restricted Rule 144 common stock at $0.50 per share for $15,000 of services rendered incident to the Williams and Bickel settlement for a total of 80,000 shares instead of 50,000 shares to consummate the settlement.

The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield Holdings, Ltd. on a performance basis. The shares are released out of escrow on a quarterly basis based on revenues received by Whitfield. When Whitfield receives $1,992,000 in annual revenues, all 3,200,000 shares will be released. The Company released 59,579 shares out of escrow in good faith for the revenues accrued for nine days operations for the first quarter ended May 31, 1998; however, this amount still has not been paid. No further stock will be released from escrow until the $37,089.63 has been paid for the first quarter and until $174,001.36 has been paid for the second quarter.

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


Note 7.  Convertible Notes

The Company filed and is conducting a 506 Reg D offering in the State of New York. The offering consists of convertible notes, of which $391,250 had been received and convertible notes issued as of September 30, 1998. The notes are all due December 31, 1999 and subject to a call by the Noteholder for prepayment at any time subsequent to September 30, 1998; $85,000 of the notes are convertible into restricted Rule 144 common stock of the Company at $0.50 per share, and $306,250 of the notes are convertible into restricted Rule 144 common shares of the Company at $0.75 per share.


Note 8.  Paid-In Capital

The Company received $177,750 from a former Whitfield shareholder and current PAN escrow shareholder which the Company allocated as additional paid-in capital.

Note 9.  Loans Receivable - Tropical

The Company through its wholly owned subsidiary, Whitfield Holdings, Ltd., made loans to Whitfield's race and sports book licensee, Tropical International Sports, Inc., of $566,805 from which it deducted $380,000 for the acquisition of the gaming system from Way Communications, Inc. subject to the actual proof of payment from Tropical. Tropical took over operation of the Way Communications race and sports book as of July 17, 1998. As of September 30, 1998 the outstanding balance was $186,805 after the above mentioned deduction of $380,000.


Note 10.  License Fees Receivable - Tropical

The Company is owed license fees receivable of $211,090.99 composed of $37,089.63 for nine days operations in May 1998 which ended the first quarter of operations and $174,001.36 for the three months operations in June, July and August 1998 which ended the second quarter of operations. These amounts have been accrued on the Company's books and have not been paid as of September 30, 1998.


Note 11.  Subsequent Events

On October 2, 1998 the Company filed an S-8 Registrations Statement with the SEC issuing a total of 490,250 shares including 1) 50,000 shares to Forte' Communications, Inc. for $50,000 of public relations; 2) 6,250 shares to Kaufman & Associates, Inc. for $6,250 of finders fees incident to the Forte' transaction; 3) 50,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for $50,000 of services rendered incident to the Whitfield acquisition; 4) 96,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for 24 months of investor relations services at the rate of $4,000 per months which commenced January 1, 1998; 5) 120,000 shares to Jerry Cornwell, 100,000 shares to Clifford M. Johnston and 40,000 shares to Judy Morton Johnston for 24 months of wages and salaries commencing July 1, 1998 at the rate of $60,000 per year to Jerry Cornwell, President, $50,000 per year to Clifford M. Johnston, Vice President, and $20,000 per year to Judy Morton Johnston, Assistant Secretary/Assistant Treasurer; and 6) 28,000 shares to Quality Tax Service, Inc. for two years of quarterly administration and accounting services at the rate of $3,500 per quarter commencing January 1, 1998. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited consolidated financial statements for the quarter ending September 30, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION
The results of operations for the quarter ending September 30, 1998 reflect an operating profit of $110,232 as compared to a loss of $537 for the quarter ending September 30, 1997. Included in the $110,232 profit were $174,011 of revenues; and expenses of $8,970 in professional fees; $19,480 in investor relations fees and expenses; $2,020 in SEC electronic filing expense; $807 in travel expenses; $32,500 in wages and salaries; and $2 in office expense. The $174,011 of revenues were accrued only. This amount has not been paid to the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $1,049,922 and current assets of $398,245 due to the divestiture of its three subsidiaries in 1995 (the Company is working out settlement agreements to satisfy this debt); due to the issuance of $391,250 of convertible notes; and due to the $220,000 credit to Tropical on the Company's loan receivable from Tropical account for paying, over time, for the Way Communications race and sports book.

The Company is dependent upon revenues from Tropical which, as of September 30, 1998, had not been paid. The continuation of required payments not being paid will have an adverse effect on the Company's liquidity as well as an adverse effect on operations.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.


Y2K ISSUE

Management does not believe the Company's business will be effected by any Y2K issues.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 23, 1998 the Company issued 3,200,000 shares of restricted Rule 144 common stock to the eleven shareholders of Whitfield Holdings, Ltd. into escrow in exchange for 10,000 shares of $10 par value common stock of Whitfield Holdings, Ltd. (100%). The shares were issued pursuant to an exemption under
Section 4(2) of the Act as a non-public offering.

Effective May 23,1998 the Company issued 800,000 shares of restricted Rule 144 common stock to several consultants for consulting services rendered incident to the acquisition of Whitfield Holdings, Ltd. The shares were issued pursuant to an exemption under Section 4(2) of the Act as a non-public offering.

In May 1998 the Company issued 50,000 shares of its restricted Rule 144 common stock to a private investor for $25,000 pursuant to a private placement in New York State. The shares were issued pursuant to Rule 506 under Regulation D and pursuant to an exemption under section 4(2) of the Act as a non-public offering.

The Company issued $391,250 of convertible notes between May 1998 and July 1998 to several private investors, $85,000 of which are convertible into restricted Rule 144 common stock at $0.50 per share and $306,250 of which are convertible into restricted Rule 144 common stock at $0.75 per shares. Therefore, if the notes are converted into common stock the Company would issue 170,000 shares of restricted Rule 144 common stock at $0.50 per share and 408,333 shares of restricted Rule 144 common stock at $0.75 per share. The notes were issued pursuant to Rule 506 under Regulation D and pursuant to an exemption under
Section 4(2) of the Act as a non-public offering.

In addition, the Company received a capital contribution of $177,750 in August 1998 from a former Whitfield shareholder and current PAN escrow shareholder which the Company allocated as additional paid-in capital rather than as a note payable. The money was accepted under a previous exemption on May 23, 1998 under
Section 4(2) of the Act as a non-public offering.

The $391,250 and $177,750 were used as working capital by Whitfield, the Company's wholly owned subsidiary, to acquire additional race and sports book gaming systems and to loan working capital to Tropical International Sports, Inc., Whitfield's race and sports book licensee.

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


Dated:  October 15, 1998


/s/ JERRY CORNWELL
---------------------------------
Jerry Cornwell
President & CEO

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY









               INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                TABLE OF CONTENTS


                                                                               Page

Unaudited Consolidated Statement of Financial Position
at September 30, 1998, December 31, 1997, and December
31, 1996                                                                        1-2

Unaudited Consolidated Statement of Operations for the
Interim Period Ended September 30, 1998 and for the Years
Ended December 31, 1997 and December 31, 1996                                     3

Unaudited Consolidated Statement of Cash Flows for the
Interim Period Ended September 30, 1998 and for the Years
Ended December 31, 1997 and December 31, 1996                                     4

Unaudited Consolidated Statement of Changes in Stockholders'
Equity for the Interim Period Ended September 30, 1998 and
for the Years Ended December 31, 1997 and December 31, 1996                     5-6


Notes to Unaudited Consolidated Financial Statements                            7-11


                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


                                     ASSETS


                                              9/30/98               12/31/97              12/31/96
                                            -----------           ------------          ------------

CURRENT ASSETS

  Cash in Bank                                      349                    -0-                   -0-
  Loan Receivable - Tropical
    (Note 9)                                    186,805                    -0-                   -0-
  License Fee Receiv. - Tropical
    (Note 10)                                   211,091                    -0-                   -0-
                                            -----------           ------------          ------------

           Total Current Assets                 398,245                    -0-                   -0-

FIXED ASSETS

  Gaming System-Hardware (Note 1)                47,030                    -0-                   -0-
  Gaming System-Software (Note 1)               432,970                    -0-                   -0-
                                            -----------           ------------          ------------

           Total Fixed Assets                   480,000                    -0-                   -0-

OTHER ASSETS

  Settlement Agreement-principals               360,000                360,000               360,000
  Escrowed shares for debt,
    Millard account                             225,000                225,000               225,000
  Investment-Whitfield Holdings
    (Note 4)                                  3,200,000                    -0-                   -0-
  Investment-Whitfield/Unearned
    (Note 4)                                 (3,140,421)                   -0-                   -0-
                                            -----------           ------------          ------------

           Total Other Assets                   644,579                585,000               585,000
                                            -----------           ------------          ------------

TOTAL ASSETS                                $ 1,522,824           $    585,000          $    585,000
                                            ===========           ============          ============




  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 9/30/98               12/31/97             12/31/96
                                               -----------           -----------           -----------

CURRENT LIABILITIES

  Salaries Payable (Note 3)                    $    32,500           $       -0-           $       -0-
  Accounts Payable (Note 3)                        311,566               448,245               451,633
  Conv. Notes Payable (Note 1,7)                   391,250                   -0-                   -0-
  Taxes payable                                     18,795                18,795                18,795
  Judgment payable (Note 3)                        200,909               200,909               200,909
  Accrued judgment interest
    (Note 3)                                        94,902                94,902                47,451
                                               -----------           -----------           -----------

           Total Current Liabilities             1,049,922               762,851               718,788
                                               -----------           -----------           -----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    2,848,163 shares
    issued and outstanding at
    December 31, 1996; 3,188,163
    shares at December
    31, 1997; and 7,268,163 shares at
    September 30, 1998                               7,268                 3,188                 2,848
  Additional paid-in capital
    (Note 8)                                     4,932,105             1,417,635             1,343,976
  Common Stock-Unearned Escrow
    (Note 4)                                    (3,140,421)                  -0-                   -0-
  Accumulated Deficit                           (1,326,050)           (1,598,674)           (1,480,612)
                                               -----------           -----------           -----------

           Total Stockholders' Equity              472,902              (177,851)            (133,788)
                                               -----------           -----------           -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                           $ 1,522,824           $   585,000           $   585,000
                                               ===========           ===========           ===========


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE INTERIM PERIOD ENDED
            JUNE 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                         Interim
                                       Period Ended          Year Ended         Year Ended
                                          9/30/98             12/31/97           12/31/96
                                       ------------          ----------         ----------
REVENUE (Note 10)                        $ 211,091                $-0-                $-0-

COST OF SALES                                  -0-                 -0-                 -0-
                                         ---------           ---------           ---------
GROSS PROFIT (LOSS)                        211,091                 -0-                 -0-
                                         ---------           ---------           ---------

OPERATING EXPENSES
  Professional fees (Note 11)               72,216              58,690              61,541
  Investor relations expense
    (Note 11)                                7,680                 -0-                 -0-
  Investor relations fees
    (Note 11)                               30,000                 -0-                 -0-
  SEC electronic filing expense             12,112                 -0-                 -0-
  Interest                                     -0-              47,451              47,451
  Travel                                     6,409                 -0-                 -0-
  Taxes and licenses                           -0-              10,918               8,703
  Telephone                                    600                 -0-                 -0-
  Office expense                               455               3,238                 -0-
  Bank charges                                 226                 -0-                 -0-
  Wages and salaries (Note 11)              32,500                 -0-                 -0-
  Postage and delivery                         788                 154                 -0-
                                         ---------           ---------           ---------

Total Operating Expenses                 $ 162,986           $ 120,451           $ 117,695
                                         ---------           ---------           ---------

(LOSS) FROM OPERATIONS                      48,105            (120,451)           (117,695)
                                         ---------           ---------           ---------

OTHER EXPENSE (Note 6)                      (5,000)                -0-                 -0-

OTHER INCOME                                   -0-               2,389                 -0-

PROVISION FOR INCOME TAX                       -0-                 -0-                 -0-

NET INCOME (LOSS)                        $  43,105           $(118,062)          $(117,695)
                                         =========           =========           =========

NET INCOME (LOSS) PER SHARE              $    .006           $   (.037)          $   (.041)
                                         =========           =========           =========


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE INTERIM PERIOD ENDING
          SEPTEMBER 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                    Interim
                                                  Period Ended          Year Ended         Year Ended
                                                     9/30/98             12/31/97           12/31/96
                                                  ------------          ----------         ----------
Cash Flows From
Operating Activities:

Net Profit (Loss)                                   $  43,105           $(118,062)         $(117,695)
                                                    ---------           ---------          ---------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                               (136,679)             (3,388)           (54,119)
      Taxes payable, accrued
        wages, accrued interest                        32,500              47,451             (1,846)
      Adjustment to retained earnings                 229,518                 -0-                -0-
                                                    ---------           ---------          ---------

Net Cash Provided by
Operating Activities:                                 125,339             (73,999)          (173,660)
                                                    ---------           ---------          ---------


Cash Flows From
Investing Activities:
  Increase in current assets                          397,896                 -0-                -0-
  Increase in fixed assets                            480,000                 -0-                -0-
  Increase in other assets                             59,579                 -0-            585,000
                                                    ---------           ---------          ---------

Net Cash Used In
Investing Activities:                                 937,475                 -0-            585,000
                                                    ---------           ---------          ---------


Cash Flows From
Financing Activities:
  Proceeds from sale of common stock                    4,080                 340              1,721
  Capital contribution from shareholders              374,050              73,659            858,957
  Loans from officers                                     -0-                 -0-            (84,218)
  (Payment of) proceeds from debt                     391,250                 -0-            (17,800)
                                                    ---------           ---------          ---------

Net Cash Received From
Financing Activities:                                 769,380              73,999           (758,060)
                                                    ---------           ---------          ---------

NET INCREASE (DECREASE) IN CASH                                               -0-                -0-

Cash Beginning of Periods                                 -0-                 -0-                -0-

Cash End of Periods                                       349                 -0-                -0-
                                                    =========           =========          =========


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE INTERIM PERIOD ENDED
          SEPTEMBER 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


                                              Common Stock                  Additional
                                      -----------------------------           Paid In          Accumulated
                                        Shares               Amount           Capital            Deficit             Totals
                                      ---------              ------          ---------         -----------           --------
BALANCE, DECEMBER 31, 1995            1,126,809              1,127            485,019          (1,362,917)          (876,771)

Common stock issued at $0.50
per share for services                  116,000                116             57,884                 -0-             58,000

Common stock issued at $0.50
per share for services                   31,318                 31             15,629                 -0-             15,660

Common stock issued at $0.50
per share in settlement of
promissory note representing
a cash loan                             168,436                168             84,050                 -0-             84,218

Common stock issued at $0.50
per share for: settlement of
$17,800 promissory note
representing a cash loan,
and $60,000 for services                155,600                156             77,644                 -0-             77,800

Common stock issued at $0.50
per share into escrow for
settling the Company's debt             450,000                450            224,550                 -0-            225,000

Common stock issued at $0.50
per share for: 80,000 shares
for services, 720,000 shares
for settlement with Company
principals and affiliates               800,000                800            339,200                 -0-            400,000

Net (loss) for the period
ended December 31, 1996                     -0-                -0-                -0-            (117,695)          (117,695)
                                      ---------              -----          ---------          ----------           --------

BALANCE, DECEMBER 31, 1996            2,848,163              2,848          1,343,976          (1,480,612)          (133,788)


Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                      50,000                 50             24,950                 -0-             25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                   130,000                130              8,870                 -0-              9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                  60,000                 60             14,940                 -0-             15,000


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE INTERIM PERIOD ENDED
          SEPTEMBER 30, 1998 and YEARS ENDED DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


                                              Common Stock                  Additional
                                       ----------------------------           Paid In           Accumulated
                                        Shares              Amount            Capital             Deficit             Totals
                                       ---------          ---------         -----------         ------------        ---------

Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                          100,000                100             24,900                 -0-             25,000

Net (loss) for the period
ended December 31, 1997                      -0-                -0-                -0-            (118,062)          (118,062)
                                       ---------          ---------          ---------          ----------          ---------

BALANCE, DECEMBER 31, 1997             3,188,163              3,188          1,417,635          (1,598,674)          (177,851)


Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                                30,000                 30             14,970                 -0-             15,000

Adjustment to retained
earnings                                     -0-                -0-                -0-             229,518            229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                         3,200,000              3,200            156,380                 -0-            159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.                 800,000                800                -0-                 -0-                800

Common stock issued at $0.50
per share in New York
private placement                         50,000                 50             24,950                 -0-             25,000

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                         -0-                -0-            177,750                 -0-            177,750

Net income (loss) for the
period ended
September 30, 1998                           -0-                -0-                -0-              43,105             43,105
                                       ---------          ---------          ---------          ----------          ---------

BALANCE, SEPTEMBER 30, 1998            7,268,163              7,268          1,791,685           1,326,051            472,902


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


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

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


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

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 1.  Organization and Basis of Accounting - continued

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month. The Company deducted this purchase price from its loans receivable to Tropical International Sports, Inc. subject to proof of payment. In the event these amounts are not paid, the loans receivable account from Tropical will be increased accordingly. (See Note 9.)


Note 2.  Summary of Significant Accounting Policies

Earnings (loss) per share were calculated on the number of shares outstanding at the end of the year. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


Note 3.  Accounts Payable, Judgments Payable and Wages Payable

The Company incurred other expenses in 1995 as a result of recording losses due to the divestiture of its three subsidiary companies in the amount of $324,563. The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). In addition, Kenneth Williams and Robert Bickel sued MRR, a former subsidiary of the Company, and the Company in 1995 for alleged consulting fees owed for 1993 and 1994 and obtained default judgments against the Company in the amounts of $121,809 and $122,709 respectively. In a settlement agreement Williams and Bickel received 80,000 shares and an adjustment to retained earnings was made in the amount of $229,518, the net settlement amount. The Company accrued $32,500 of wages payable of the three months ended September 30, 1998 to the Company's officers, $50,000 of services payable incident to the Whitfield acquisition, $36,000 of investor relations fees payable, and $10,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998.
(See Note 10.)


Note 4.  Issuance/Sales of Stock

The Company issued 30,000 additional shares of restricted Rule 144 common stock at $0.50 per share for $15,000 of services rendered incident to the Williams and Bickel settlement for a total of 80,000 shares instead of 50,000 shares to consummate the settlement.

The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield Holdings, Ltd. on a performance basis. The shares are released out of escrow on a quarterly basis based on revenues received by Whitfield. When Whitfield receives $1,992,000 in annual revenues, all 3,200,000 shares will be released. The Company released 59,579 shares out of escrow in good

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 4.  Issuance/Sales of Stock - continued

faith for the revenues accrued for nine days operations for the first quarter ended May 31, 1998; however, this amount still has not been paid. No further stock will be released from escrow until the $37,089.63 has been paid for the first quarter and until $174,001.36 has been paid for the second quarter.

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


Note 7.  Convertible Notes

The Company filed and is conducting a 506 Reg D offering in the State of New York. The offering consists of convertible notes, of which $391,250 had been received and convertible notes issued as of September 30, 1998. The notes are all due December 31, 1999 and subject to a call by the Noteholder for prepayment at any time subsequent to September 30, 1998; $85,000 of the notes are convertible into restricted Rule 144 common stock of the Company at $0.50 per share, and $306,250 of the notes are convertible into restricted Rule 144 common shares of the Company at $0.75 per share.


Note 8.  Paid-In Capital

The Company received $177,750 from a former Whitfield shareholder and current PAN escrow shareholder which the Company allocated as additional paid-in capital.


Note 9.  Loans Receivable - Tropical

The Company through its wholly owned subsidiary, Whitfield Holdings, Ltd., made loans to Whitfield's race and sports book licensee, Tropical International Sports, Inc., of $566,805 from which it deducted $380,000 for the acquisition of the gaming

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 and DECEMBER 31, 1997 and 1996
--------------------------------------------------------------------------------


Note 9.  Loans Receivable - Tropical - continued

system from Way Communications, Inc. subject to the actual proof of payment from Tropical. Tropical took over operation of the Way Communications race and sports book as of July 17, 1998. As of September 30, 1998 the outstanding balance was $186,805 after the above mentioned deduction of $380,000.


Note 10.  License Fees Receivable - Tropical

The Company is owed license fees receivable of $211,090.99 composed of $37,089.63 for nine days operations in May 1998 which ended the first quarter of operations and $174,001.36 for the three months operations in June, July and August 1998 which ended the second quarter of operations. These amounts have been accrued on the Company's books and have not been paid as of September 30, 1998.


Note 11.  Subsequent Events

On October 2, 1998 the Company filed an S-8 Registrations Statement with the SEC issuing a total of 490,250 shares including 1) 50,000 shares to Forte! Communications, Inc. for $50,000 of public relations; 2) 6,250 shares to Kaufman & Associates, Inc. for $6,250 of finders fees incident to the Forte! transaction; 3) 50,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for $50,000 of services rendered incident to the Whitfield acquisition; 4) 96,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for 24 months of investor relations services at the rate of $4,000 per months which commenced January 1, 1998; 5) 120,000 shares to Jerry Cornwell, 100,000 shares to Clifford M. Johnston and 40,000 shares to Judy Morton Johnston for 24 months of wages and salaries commencing July 1, 1998 at the rate of $60,000 per year to Jerry Cornwell, President, $50,000 per year to Clifford M. Johnston, Vice President, and $20,000 per year to Judy Morton Johnston, Assistant Secretary/Assistant Treasurer; and 6) 28,000 shares to Quality Tax Service, Inc. for two years of quarterly administration and accounting services at the rate of $3,500 per quarter commencing January 1, 1998. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.