Form 10KSB
period 1998-12-31
PAN ENVIRONMENTAL CORP
filed 1999-04-30
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the Fiscal Year Ended December 31, 1998

                         Commission File Number: 0-19471

                         PAN INTERNATIONAL GAMING, INC.
                    (formerly PAN Environmental Corporation)
             (Exact name of registrant as specified in its charter)

Nevada                                                       91-1942841
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                            19239 Aurora Avenue North
                            Shoreline, WA 98133-3930
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:           (206) 546-9660)
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

There was no revenue for the fiscal year ended December 31, 1998.

As of December 31, 1998, the aggregate number of shares of Common Stock held by non-affiliates was 5,948,094 shares.

As of December 31, 1998, the aggregate number of shares outstanding of the registrant's Common Stock was 7,758,413. Since there was no established market for the registrants's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

Documents incorporated by reference:  See Exhibit Index, pages 18-19.

                                TABLE OF CONTENTS


                                     PART I
Item 1.  Business                                                               3
Item 2.  Properties                                                             6
Item 3.  Legal Proceedings                                                      6
Item 4.  Submission of Matters to a Vote of Security Holders                    6


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters               8
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             11
Item 7.  Financial Statements                                                  13
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Matters                                                 13


                                    PART III

Item 9.  Directors, Executive Officers, promoters and Control Persons
         Compliance with Section 16(a) of the Exchange Act                     14
Item 10. Executive Compensation                                                15
Item 11. Security Ownership of Certain Beneficial Owners and Management        16
Item 12. Certain Relationships and Related Transactions                        17
Item 13  Exhibits                                                              17

                                     PART I

ITEM 1. BUSINESS

General


        The Company focused its attention during 1995, 1996 and 1997 upon the acquisition of a company or companies with sufficient capital to sustain the acquired operations, so as to improve its business prospects. During 1995, 1996 and 1997, the Company was unable to locate or consummate any suitable acquisitions.

On February 20, 1998 the Company reached an agreement in principle to acquire Winner's Way, Inc., an offshore race and sports book, subject to review and approval of the financial statements of Winner's Way, Inc. by the Board of Directors of the Company.

After careful consideration, the company's Directors decided that such acquisition would not be in the Company's best interests.

        On May 22, 1998 the Company acquired Whitfield Holdings, Ltd., an Antiguan corporation, in the business of purchasing and licensing-back gaming systems from legally licensed offshore race and sports books. Whitfield's initial licensee was Tropical International Sports, Inc., an Antiguan corporation, legally licensed as an Antiguan race and sports book.

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

        In conjunction with the acquisition of Whitfield Holdings, Ltd. and its on going operations, the Company filed and has conducted a 506 Regulation D offering in the State of New York. The offering consisted of convertible notes, of which $391,250 had been received and convertible notes issued as of December 31, 1998. In addition, the company received $177,750 from a former Whitfield shareholder and current PAN escrow shareholder which was allocated as additional paid-in capital. Substantially all of this money was loaned to Tropical International Sports, Inc. in conjunction with Whitfield's gaming system license agreement with Tropical.

        As of December 31, 1998 it became evident that Tropical was going to default on repayment of $566,805 of loans and on payment of an estimated $499,091 of license fees to Whitfield.

        On January 15, 1999 the Company announced legal action to collect monies due from Tropical subsequent to a demand letter for payment of such amounts from which the Company received no response. The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical.

        The Company will continue to seek, investigate, and, if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may therefore engage in essentially any business in any industry. Business opportunities available to the Company may be in the form of companies which have recently commenced operations or with established operations, which desire to establish public trading market for their common stock. Because of rapid technological advances being made in certain industries and shortages of available capital, management believes that there are numerous business entities seeking the benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for the needs of principal shareholders, creating a means for providing incentive stock options or similar benefits to key employees and other factors.

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


Common Shares Issuances For Acquisitions

        On May 22, 1998 the Company acquired Whitfield Holdings, Ltd. The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield from its shareholders on a performance basis. The shares were to have been released out of escrow on a quarterly basis based on revenues received by Whitfield. If the Company, through Whitfield, were to receive $1,992,000 in annual revenues, all 3,200,000 shares would have been released. The Company did release 59,571 shares out of escrow, in good faith, for the $37,090 revenues accrued for nine days operation for the first quarter ended May 31, 1998. This money, along with accrued revenues through December 31, 1998 totaling $499,091, was never paid and the shares in escrow will be canceled. The Company is planning to institute legal action to recover these accrued revenues along with $566,805 in loans. There is no assurance that the Company will ever be able to collect on its claims.


Absence of Revenue-Producing Operations

        The Company has produced no revenues during the last three fiscal years, other than the accrued revenues which it is now seeking to collect, and is seeking to acquire an interest in a new business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. Any purchase of securities of the Company during this stage of its development must be seen as speculative, along with the placing of funds at a high risk in an undetermined or start-up venture with all of the unforeseen costs, expenses, problems and difficulties to which the future business may be subject.


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


Dependence Upon Inexperienced, Part-time Management

        The Company's management has had limited experience in seeking, investigating or acquiring interests in business opportunities. The selection of a business opportunity in which to participate is complex and extremely risky and will be made on management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or services, the merit of technological changes, and numerous other factors which are difficult to analyze through the application of any objective criteria. The Company's potential success and its shareholders are dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into an acquisition of any interest in a business opportunity. Additionally, the directors of the company may be involved in other business activities which compete for their time, and will devote only such time as they deem necessary to manage the business of the Company.

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


No Present Market for Securities

        There is presently a limited market for the Company's securities. Although the Company intends, if possible, to establish a more active trading market on the NASD Electronic Bulletin Board, there can be no assurance than an active trading market for the Company's securities will be developed or maintained, or that shares of the company's common stock may be resold at any price.


ITEM 2. PROPERTIES

        The Company had no assets nor any property, other than the shares issued to settle out previous option-holders of PAN, the shares issued in escrow to settle out debt, the gaming system hardware and software, and the potential for recovery from the Company's claims against Tropical International Sports, Inc.

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


ITEM 3. LEGAL PROCEEDINGS

        There are no pending or threatened material legal proceedings to which the Company or any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        The following matters were submitted to the shareholders during 1998.

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

        On Monday, December 21, 1998 a special meeting of shareholders was held upon properly given and timely notice to all shareholders. The shareholders approved the merger, on a one share for one share basis, of the Company into PAN International Gaming, Inc., a Nevada corporation, which was the surviving corporation, for the purpose of changing the corporate domicile from Delaware to Nevada.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        There is no established trading market for shares of the Company's Common Stock. Although the Company's Common Stock is quoted on the NASD's OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. Accordingly, shareholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during 1997 and 1998. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 1997 there were approximately 325 holders of record of the Company's Common Stock.

               Quarter       Year           High           Low
               -------       ----           ----           ---
               Jan-Mar       1997            .125          .125
               Apr-Jun       1997            .313          .125
               Jul-Sep       1997            .313          .063
               Oct-Dec       1997            .270          .094
               Jan-Mar       1998            .562          .220
               Apr-Jun       1998            .875          .688
               Jul-Sep       1998           1.125          .750
               Oct-Dec       1998           1.188          .563

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


1996

        On January 2, 1996 the Company issued 116,000 shares of its Common Stock for services rendered at a deemed value of $58,000 to Jerry Cornwell. The services rendered were for past services rendered to the Company as CEO of the Company. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996 the Company issued 168,436 shares of its Common Stock for consideration of $84,218 to Jerry Cornwell. The stock was issued to settle out a cash loan by Jerry Cornwell to the Company in 1993 and 1994 which was used for working capital. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996 the Company issued 155,600 shares of its Common Stock for an aggregate cash consideration of $77,800 to Bristol Ltd. The stock was issued to settle out a cash loan to the Company in 1993 in the amount of $17,800 and for services rendered to the Company in the amount of $60,000 for consulting fees incident to the corporate reorganization in early 1993. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On January 2, 1996 the Company issued 450,000 shares of its Common Stock into escrow for debt settlement at a deemed value of $225,000 to Douglas Millard, Escrow Agent. The shares were issued for the purpose of settling out accrued trade debt, accrued taxes payable and $94,902 of accrued interest. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On February 2, 1996 the Company issued 31,318 shares of its Common Stock for services rendered to the Company at a deemed value of $15,659 to Valhalla Financial Group, L.L.C. The stock was issued for services rendered to the Company incident to a proposed acquisition of oil and gas properties. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


1997

        On February 25, 1997 the Company issued 50,000 shares of its Common Stock for debt settlement at a deemed value of $25,000 to Clifford M. Johnston. The stock was issued for purposes of settling out judgments against the Company obtained by Robert Bickel in the amount of $122,709 and by Ronald Williams in the amount of $121,809. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On March 25, 1997 the Company issued 130,000 shares of its Common Stock for debt settlement of a judgment against the company to Bristol Media, Ltd. The stock was issued for purposes of settling out a judgment against the Company obtained by John Douthwaite in the amount of $8,000. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        On December 11, 1997 the Company issued 160,000 shares of its Common Stock for an aggregate consideration of $40,000 to Stephen M. Roake IRA (60,000 shares) and to Bristol Media, Ltd. (100,000 shares). The consideration of $40,000 was used for legal fees, accounting fees, past audit fees, current audit fees, transfer agent fees and payment of small cash loans to the Company. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


1998

        The Company issued 30,000 shares of restricted Rule 144 common stock on February 3, 1998 for debt settlement at a deemed value of $15,000 to Clifford M. Johnston. The additional stock was issued for the purpose of the final settlement agreement of 80,000 shares to be issued, 40,000 shares each, to Robert Bickel and Ronald Williams for settling out judgments of $122,709 and $121,809 respectively. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the shareholders of Whitfield Holdings, Ltd. The stock was issued to acquire 100% of the issued and outstanding stock of Whitfield. The shares were to be released out of escrow on a quarterly basis based on actual revenues received by Whitfield. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        The Company issued 800,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. for services rendered incident to the acquisition of Whitfield Holdings, Ltd. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

        The Company issued 50,000 shares of restricted Rule 144 common stock to Joseph Shiah for $25,000 in cash. The stock was issued for the purpose of making a loan to Tropical International Sports, Inc. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has produced no revenues during the last three fiscal years, other than the accrued revenues which it is now seeking to collect, and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start-up or developmental-stage corporation. If a business acquisition is consummated, there can be no assurance that the business can be operated profitably or develop into a successful business. Profitability will depend on many factors, including the success of the Company's marketing program, the control of expense levels and the success of the Company's business activities. The Company may incur substantial operating losses after the proposed business acquisition. The Company's ability to continue its operations is also dependent upon the availability of additional capital. See "Liquidity and Capital Resources".

        The results of operations for the year ending December 31, 1998 reflect an operating loss of $905,231, compared to a loss of $118,062 for the year ending December 31, 1997. Included in the $905,231 loss were the $566,805 in bad debts for loans made to Tropical, $63,205 in investor relations expense, $51,753 in consulting fees, $48,000 in investor relations fees, $25,424 in interest expense, $25,239 in legal fees, $16,584 in SEC electronic filing expense, $14,000 in accounting fees, $12,445 in Internet and web-site expense, and $17,596 in other expenses.

        Included in the $118,062 loss for December 31, 1997 were the $70,611 in losses recorded due to shares issued for consulting fees incident to the Williams and Bickel settlements, to shares issued incident to the Douthwaite settlement, to legal and accounting expenses incident to certified audits and preparation of 10-K's and 10-Q's, increased expenses due to the correction of accounts payable accounts, and $47,451 in accrued interest on the $200,909 default judgment obtained against the Company for a default in a share repurchase agreement with a shareholder of the Company.

        The accumulated deficit at December 31, 1998 was $2,274,387, compared to $1,598,674 at December 31, 1997. The Company sponsored no research and development during fiscal 1998, 1997 or 1996. The rate of inflation as measured by changes in the consumer price index had no effect on the revenues or net earnings of the Company in its two most recent fiscal years.

        The was no provision for federal income tax for the years ended December 31, 1998, 1997, 1996 or 1995 as the Company incurred net operating losses.


Liquidity and Capital Resources; Plan of Operation

        As of December 31, 1998 the Company had no cash reserves or cash equivalents. During the last two fiscal years, the Company has financed itself through the issuance of common stock and through capital contributions from certain shareholders. At December 31, 1998 the Company had current assets of $50 and current liabilities of $664,928, resulting in a working capital deficiency of $664,878. This can be compared to no current assets and current liabilities of $762,851 at December 31, 1997, and a working capital deficiency of $762,851.

        In light of the Company's significant working capital deficiency, the Company's independent auditor included an explanatory paragraph in his audit opinion with respect to the Company's 1998 financial statements which indicated substantial doubt about the Company's ability to continue as a going concern. Due to the plans of the Company to acquire a business entity having sufficient assets and cash flow to enable the Company to be self-sufficient and to raise additional working capital through equity financing, the financial statements were prepared on the assumption that the Company would continue its operations as a going concern, rather than based on the assumption of liquidation. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's ability to acquire a business entity or obtain financing.

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

        If the Company is unable to settle with its creditors or service its indebtedness, or acquire a solvent business entity, it will be forced to adopt an alternative strategy that may include actions such as restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, it at all, and the implementation of any of these alternative strategies could have a negative impact on the Company's operations, financial condition, and capital structure, and may be dilutive to existing stockholders.

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


ITEM 7. FINANCIAL STATEMENTS

        Attached hereto and incorporated herein by this reference are audited financial statements for the fiscal years ending December 31, 1998, 1997 and 1996.


ITEM8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

        The directors and executive officers of the Company as of December 31, 1998 were as follows:

        Name                       Age    Position
        ----                       ---    --------
        Jerry Cornwell             60     President, Chief Executive Officer, Director
        Clifford M. Johnston       59     Vice President, Chief Financial Officer, Director
        Kenneth A. Burns           46     Secretary/Treasurer, Director
        Judy Morton Johnston       51     Assistant Secretary/Assistant Treasurer

        Officers are appointed by and serve at the pleasure of the Board of Directors. Other than the fact that Clifford M. Johnston and Judy Morton Johnston are married, there are no arrangements or understandings between any director or officer and any other person pursuant to which such director officer was elected to serve. The named officers and directors devote only such time as may be necessary to the Company's business and affairs.

        Jerry Cornwell was President and Chief Executive Officer of the Company from January 1993 until March 15, 1995 when Dennis Brewer was appointed President and Chief Executive Officer. Mr. Cornwell reassumed his position as President and Chief Executive Officer on June 19, 1995 when Dennis Brewer resigned. For the prior ten years, he was principal of Corn-Mill Enterprises, a business investment advisory firm. Mr. Cornwell was previously President and Chief Executive Officer of J. A. Cornwell, Inc., a land reclamation and irrigation development firm, from 1975 to 1983. From 1996 to the present, Mr. Cornwell also served as a Managing member of Bristol Media, Ltd. and Valhalla Financial Group, L.L.C., companies in the business of providing investor relations services to public companies.

        Clifford M. Johnston was appointed Vice President and Chief Financial Officer of the Company on July 1, 1998. For the past 25 years Mr. Johnston has provided corporate planning, business consulting assistance with accounting and tax planning and has held various financial management and marketing positions with U. S. corporations from 1970 to the present. From 1990 to 1999, Mr. Johnston served as Secretary/Treasurer of Quality Tax Service, Inc. responsible for corporate planning, business consulting, accounting and tax service.

        Kenneth A. Burns was appointed Secretary/Treasurer of the Company on May 19, 1998. Mr. Burns is an attorney in Las Vegas, Nevada practicing primarily in the fields of tax, business and estate planning, tax litigation, probate and estate administration. Mr. Burns is a member of the State Bar of Nevada and the Florida Bar and is admitted to practice before the United States District Court for the State of Nevada, the United States Court of Appeals for the Ninth Circuit and the United States Tax Court. Mr. Burns was formerly in the Office of District Counsel to the Internal Revenue Service in the Reno and Las Vegas offices. During his tenure with the Internal Revenue Service, he was the primary legal counsel for a study to determine whether gaming should be a national coordinated specialization. He was instrumental in developing a number of Internal Revenue Service positions on gaming.

        Judy Morton Johnston was appointed Assistant Secretary/Assistant Treasurer of the Company on May 19, 1998. Ms. Johnston has been a tax practitioner with Quality Tax Service, Inc. since 1989, currently serving as President. Quality Tax Service, Inc. provides on-going accounting, tax preparation and administrative services for the Company.


Compliance with Section 16(a) of the Exchange Act

        Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Clifford M. Johnston and Judy Morton Johnston failed to file seven monthly reports covering eleven transactions on Form 4, but did report the transactions on their 1998 year end report on Form 5; and that Jerry Cornwell failed to file ten monthly reports covering twenty-two transactions on Form 4, but did report the transactions on his year end Form 5.


ITEM 10. EXECUTIVE COMPENSATION

        During fiscal year ended December 31, 1998 Jerry Cornwell was issued 120,000 shares of S-8 registered stock in lieu of $30,000 in current salary and $90,000 in future salary; Clifford M. Johnston was issued 100,000 shares of S-8 registered stock in lieu of $25,000 in current salary and $75,000 in future salary; Judy Morton Johnston was issued 40,000 shares of S-8 registered stock in lieu of $10,000 in current salary and $30,000 in future salary. The future salaries were accounted for as prepaid expense. No other executive officer's salary and bonus exceeded $10,000 during any of the Company's last three fiscal years.

        There were no cash bonus, deferred compensation plans, or stock option plans in effect at December 31, 1998. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future. No stock options were issued by the Company in 1998.

        Directors received no cash compensation for serving on the Board of Directors or its committees during the year ended December 31, 1998.

                           Summary Compensation Table

Name and                                               Option   Other
Principal Position               Year      Salary      Grants   Compensation
------------------               ----      ------      ------   ------------
Jerry Cornwell                   1998        -0-        -0-        $30,000
President, CEO                   1997        -0-        -0-            -0-
                                 1996        -0-        -0-        $58,000

Clifford M. Johnston             1998        -0-        -0-        $25,000

Judy Morton Johnston             1998        -0-        -0-        $10,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of December 31, 1998, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address                Amount / Nature         Percent
of Beneficial Owner             of Ownership (1)        of Class
-------------------             ----------------        --------
Jerry Cornwell (2)                1,640,319              21.14%
14424 SE 78th Way
Newcastle, WA 98059

Clifford M. Johnston (3)            953,653              12.29%
19111 3rd Ave NW
Seattle, WA 98177

Judy Morton Johnston (4)            170,000               2.19%
19111 3rd Ave NW
Seattle, WA 98177

All officers and directors
as a group                        1,810,319              23.33%

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

(2) Because of his sole or shared investment power over the Company's Common Stock beneficially owned by the corporation and limited liability companies, Jerry Cornwell is deemed beneficial owner of the 507,896 shares owned by XXX Enterprises Corp. and 752,000 shares owned by Bristol Media, Ltd., and the 31,653 shares owned by Valhalla Financial Group, L.L.C.

(3) Because of his shared investment power over the Company's Common Stock beneficially owned by the business trust and limited liability companies, Clifford M. Johnston is deemed beneficial owner of the 107,000 shares owned by J & J Family Business Trust, the 31,653 shares owned by Valhalla Financial Group, L.L.C., the 752,000 shares owned by Bristol Media, Ltd., and the 63,000 shares owned by 4 Point Lake, LLC.

(4) Because of her shared investment power over the Company's Common Stock beneficially owned by the business trust and the limited liability company, Judy Morton Johnston is deemed the beneficial owner of the 107,000 shares owned by J & J Family Business Trust and the 63,000 shares owned by 4 Point Lake, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.


ITEM 13. EXHIBITS

The following documents are filed as part of this report:

(1)     Exhibits.

        The exhibits required to be filed by this report are listed in the
        Exhibit Index on pages 27, 28 and 29.

(2) Audited Financial Statements for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                                  EXHIBIT INDEX

Exhibit
Number         Description

2.1 Plan of Reorganization and Merger of Aster Development Enterprises Ltd. into PAN Environmental Services, Inc. Reference is made to Exhibit 1 of the Company's 8-K filed on March 25, 1993 which is incorporated herein by reference.

2.2            Plan of Reorganization between PAN Environmental Services, Inc.
               and Northwest Specialties, Inc., a Minnesota corporation, Advantage Parking Lot Service, Inc., a California corporation, and MRR Constructions Services, Inc., a California corporation. Reference is made to Exhibit 2 of the Company's 8-K filed on March 25, 1993 which is incorporated herein by reference.

2.3 Divestiture Agreement between PAN Environmental Corporation and Northwest Specialties, Inc. Reference is made to Exhibit 2.3 of the Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

2.4 Divestiture Agreement between PAN Environmental Corporation and Advantage Parking Lot Service, Inc. Reference is made to Exhibit2.4 of the Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

2.5 Divestiture Agreement between PAN Environmental Corporation and MRR Construction Services, Inc. Reference is made to Exhibit 2.5 of the Company's 10-K for the year ended December 31, 1995 which is incorporated herein by reference.

2.6 Agreement and Plan of Business Combination for acquisition of Whitfield Holdings, Ltd. Reference is hereby made to Exhibit 10.1 of the Company's 8-K filed on June 5, 1998, which is incorporated herein by reference.

2.7 Articles of Merger between PAN Environmental Corporation and PAN International Gaming, Inc. The name of the surviving corporation is PAN International Gaming, Inc., a Nevada corporation. The name of the corporation being merged into this surviving corporation is PAN Environmental Corporation, a Delaware corporation.

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

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report for the year ended December 31, 1998, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


April 23, 1999


                         PAN INTERNATIONAL GAMING, INC.
                              A NEVADA CORPORATION



                                       by


-------------------------------               -----------------------------
Jerry Cornwell                                Jerry Cornwell
Agent on behalf of the Company                President, CEO



------------------------------                -----------------------------
Kenneth A. Burns                              Jerry Cornwell, Director
Secretary/Treasurer



                                              -----------------------------
                                              Kenneth A. Burns, Director



                                              -----------------------------
                                              Clifford M. Johnston, Director

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                TABLE OF CONTENTS


                                                                   Page
                                                                   ----
Accountant's Report                                                  1


Consolidated Statement of Financial Position
at December 31, 1998, 1997, and 1996                               2-3


Consolidated Statement of Operations for the
Years Ended December 31, 1998, 1997 and 1996                         4


Consolidated Statement of Cash Flows for the
Years Ended December 31, 1998, 1997 and 1996                         5


Consolidated Statement of Changes in
Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996                                   6-7


Notes to Consolidated Financial Statements                         8-13

                   [WILLIAM L. BUTCHER, CPA P.S. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of PAN International Gaming, Inc.
(formerly PAN Environmental Corporation)
Shoreline, Washington

I have audited the accompanying Consolidated Balance Sheet of PAN International Gaming, Inc. and subsidiary as of December 31, 1998, 1997 and 1996 and the related Consolidated Statements of Loss and Deficit, Consolidated Statement of Cash Flows for the periods then ended, and the Consolidated Statement of Changes in Shareholders' Equity. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAN International Gaming, Inc. and subsidiary as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PAN International Gaming, Inc. will continue as a going concern. As discussed in
Note 4 to the financial statements, PAN International Gaming, Inc. is engaged in new operations, and the ability to continue to exist as a going concern relies on the company's ability to retain adequate financing and to generate sufficient sales. Management plans in this regard are described in Note 4. The financial statements do not include any adjustment that might result from the outcome of the uncertainty of future agreements, financings or sales.





WILLIAM L. BUTCHER, CPA P.S.
Everett, Washington
April 29, 1999

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                        DECEMBER 31, 1998, 1997 and 1996


                                     ASSETS


                                           12/31/98           12/31/97          12/31/96
                                         -----------         ----------        ----------
CURRENT ASSETS

  Cash in Bank                           $        50              $ -0-             $ -0-
  Loan Receivable - Tropical
    (Note 9)                                 566,805                -0-               -0-
  Less: Reserve For Bad Debt                (566,805)               -0-               -0-
  License Fee Receiv. - Tropical
    (Note 10)                                499,091                -0-               -0-
  Less: Reserve For Bad Debt                (499,091)               -0-               -0-
                                         -----------         ----------        ----------

        Total Current Assets                      50                -0-               -0-

FIXED ASSETS

  Gaming System-Hardware (Note 1)             47,030                -0-               -0-
  Gaming System-Software (Note 1)             52,970                -0-               -0-
                                         -----------         ----------        ----------

        Total Fixed Assets                   100,000                -0-               -0-

OTHER ASSETS

  Prepaid Expenses (Note 3)                  259,667                -0-               -0-
  Settlement Agreement-principals            360,000            360,000           360,000
  Escrowed shares for debt,
    Millard account                          125,448            225,000           225,000
  Investment-Whitfield Holdings
    (Note 5)                               3,200,000                -0-               -0-
  Investment-Whitfield/Unearned
    (Note 5)                              (3,140,421)               -0-               -0-
                                         -----------         ----------        ----------

        Total Other Assets                   804,694            585,000           585,000
                                         -----------         ----------        ----------

TOTAL ASSETS                             $   904,744         $  585,000        $  585,000
                                         ===========         ==========        ==========



  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                        DECEMBER 31, 1998, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           12/31/98            12/31/97             12/31/96
                                          -----------         -----------         -----------
CURRENT LIABILITIES

  Accounts Payable (Note 3)               $   250,883         $   448,245         $   451,633
  Conv. Notes Payable (Note 8)                395,250                 -0-                 -0-
  Taxes payable                                18,795              18,795              18,795
  Judgment payable (Note 3)                       -0-             200,909             200,909
  Accrued judgment interest
    (Note 3)                                      -0-              94,902              47,451
                                          -----------         -----------         -----------

        Total Current Liabilities             664,298             762,851             718,788

LONG TERM LIABILITIES

  Stipulation Payable-Roake
    (Note 3)                                  225,000                 -0-                 -0-
                                          -----------         -----------         -----------

        Total Liabilities                     889,928             762,851             718,788


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    2,848,163 shares issued and
    outstanding at December 31,
    1996; 3,188,163 shares at
    December 31, 1997; and
    7,758,413 shares at
    December 31, 1998                           7,758               3,188               2,848
  Additional paid-in capital
    (Note 5)                                5,421,866           1,417,635           1,343,976
  Common Stock-Unearned Escrow
    (Note 5)                               (3,140,421)                -0-                 -0-
  Accumulated Deficit                      (2,274,387)         (1,598,674)         (1,480,612)
                                          -----------         -----------         -----------

        Total Stockholders' Equity             14,816            (177,851)           (133,788)
                                          -----------         -----------         -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                      $   904,744         $   585,000         $   585,000
                                          ===========         ===========         ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996



                                       Year Ended         Year Ended         Year Ended
                                        12/31/98           12/31/97           12/31/96
                                       ---------         ---------         ---------
REVENUE (Note 10)                      $ 499,091             $ -0-             $ -0-

  Less: Bad Debt (Note 10)              (499,091)              -0-               -0-

COST OF SALES                                -0-               -0-               -0-
                                       ---------         ---------         ---------

GROSS PROFIT (LOSS)                          -0-               -0-               -0-
                                       ---------         ---------         ---------

OPERATING EXPENSES
  Bad Debt (Note 9)                      566,805               -0-               -0-
  Professional fees                        1,610            58,690            61,541
  Accounting fees (Note 11)               14,000               -0-               -0-
  Consulting fees (Note 11)               51,753               -0-               -0-
  Legal fees                              25,239               -0-               -0-
  Transfer Agent fees                      3,095               -0-               -0-
  Internet & web site fees                12,445               -0-               -0-
  Investor relations expense
    (Note 11)                             63,205               -0-               -0-
  Investor relations fees
    (Note 11)                             48,000               -0-               -0-
  SEC electronic filing expense           16,584               -0-               -0-
  Interest                                25,424            47,451            47,451
  Travel                                   8,443               -0-               -0-
  Taxes and licenses                         260            10,918             8,703
  Telephone                                1,450               -0-               -0-
  Office expense                             455             3,238               -0-
  Bank charges                               274               -0-               -0-
  Wages and salaries (Note 11)            65,000               -0-               -0-
  Postage and delivery                     2,009               154               -0-
                                       ---------         ---------         ---------

Total Operating Expenses               $ 906,051         $ 120,451         $ 117,695
                                       ---------         ---------         ---------

(LOSS) FROM OPERATIONS                   906,051          (120,451)         (117,695)
                                       ---------         ---------         ---------

OTHER EXPENSE (Note 6)                    (5,000)              -0-               -0-

OTHER INCOME                               5,820             2,389               -0-

PROVISION FOR INCOME TAX                     -0-               -0-               -0-

NET INCOME (LOSS)                      $(905,231)        $(118,062)        $(117,695)
                                       =========         =========         =========

NET INCOME (LOSS) PER SHARE            $   (.117)        $   (.037)        $   (.041)
                                       =========         =========         =========



  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                                                Year Ended           Year Ended       Year Ended
                                                 12/31/98             12/31/97         12/31/96
                                                -----------         -----------      -----------
Cash Flows From
Operating Activities:

Net Profit (Loss)                               $  (905,231)        $  (118,062)     $  (117,695)
                                                -----------         -----------      -----------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                             (197,362)             (3,388)         (54,119)
      Taxes payable, accrued
        wages, accrued interest                         -0-              47,451           (1,846)
      Judgment payable                             (200,909)                -0-              -0-
      Accrued judgment interest                     (94,902)                -0-              -0-
        Stipulation payable                         225,000                 -0-              -0-
        Adjustment to retained earnings             229,518                 -0-              -0-
                                                -----------         -----------      -----------

Net Cash Provided by
Operating Activities:                               (38,655)            (73,999)        (173,660)
                                                -----------         -----------      -----------


Cash Flows From
Investing Activities:
  Increase in current assets                            -0-                 -0-              -0-
  Increase in fixed assets                          100,000                 -0-              -0-
  Increase in other assets                          219,694                 -0-          585,000
                                                -----------         -----------      -----------

Net Cash Used In
Investing Activities:                               319,694                 -0-          585,000
                                                -----------         -----------      -----------


Cash Flows From
Financing Activities:
  Proceeds from sale of common stock                  4,570                 340            1,721
  Capital contribution from shareholders            863,810              73,659          858,957
  Loans from officers                                   -0-                 -0-          (84,218)
  (Payment of) proceeds from debt                   395,250                 -0-          (17,800)
                                                -----------         -----------      -----------

Net Cash Received From
Financing Activities:                             1,263,630              73,999         (758,060)
                                                -----------         -----------      -----------

NET INCREASE (DECREASE) IN CASH                          50                 -0-              -0-

Cash Beginning of Periods                               -0-                 -0-              -0-

Cash End of Periods                                      50                 -0-              -0-
                                                ===========         ===========      ===========



  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                             Common Stock              Additional
                                    ----------------------------         Paid In        Accumulated
                                     Shares               Amount         Capital          Deficit           Totals
                                    --------              ------       ----------       -----------         ------
BALANCE, DECEMBER 31, 1995          1,126,809             1,127          485,019       (1,362,917)        (876,771)

Common stock issued at $0.50
per share for services                116,000               116           57,884              -0-           58,000

Common stock issued at $0.50
per share for services                 31,318                31           15,629              -0-           15,660

Common stock issued at $0.50
per share in settlement of
promissory note representing
a cash loan                           168,436               168           84,050              -0-           84,218

Common stock issued at $0.50
per share for: settlement of
$17,800 promissory note
representing a cash loan,
and $60,000 for services              155,600               156           77,644              -0-           77,800

Common stock issued at $0.50
per share into escrow for
settling the Company's debt           450,000               450          224,550              -0-          225,000

Common stock issued at $0.50
per share for: 80,000 shares
for services, 720,000 shares
for settlement with Company
principals and affiliates             800,000               800          339,200              -0-          400,000

Net (loss) for the period
ended December 31, 1996                   -0-               -0-              -0-         (117,695)        (117,695)
                                    ---------        ----------       ----------       ----------        ---------

BALANCE, DECEMBER 31, 1996          2,848,163             2,848        1,343,976       (1,480,612)        (133,788)


Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                    50,000                50           24,950              -0-           25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                 130,000               130            8,870              -0-            9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                60,000                60           14,940              -0-           15,000


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                             Common Stock             Additional
                                     ---------------------------        Paid In        Accumulated
                                      Shares            Amount          Capital           Deficit            Totals
                                     --------         ----------      -----------      ------------          ------
Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                        100,000              100           24,900               -0-            25,000

Net (loss) for the period
ended December 31, 1997                    -0-              -0-              -0-          (118,062)         (118,062)
                                     ---------        ---------        ---------        ----------         ---------

BALANCE, DECEMBER 31, 1997           3,188,163            3,188        1,417,635        (1,598,674)         (177,851)


Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                              30,000               30           14,970               -0-            15,000

Adjustment to retained
earnings                                   -0-              -0-              -0-           229,518           229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                       3,200,000            3,200          156,380               -0-           159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.               800,000              800              -0-               -0-               800

Common stock issued at $0.50
per share in New York
private placement                       50,000               50           24,950               -0-            25,000

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                       -0-              -0-          177,750               -0-           177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998            490,250              490          489,760               -0-           490,250

Net income (loss) for the
period ended
December 31, 1998                          -0-              -0-              -0-          (905,231)         (905,231)
                                     ---------        ---------        ---------        ----------         ---------

BALANCE, DECEMBER 31, 1998           7,758,413            7,758        2,281,445        (2,274,387)           14,816
                                     =========        =========        =========        ==========         =========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


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

On May 22, 1998 the Company acquired Whitfield Holdings, Ltd., an Antiguan corporation, in the business of purchasing and licensing-back gaming systems from legally licensed offshore race and sports books. Whitfield's initial licensee is Tropical International Sports, Inc., an Antiguan corporation, legally licensed as an Antiguan race and sports book. The gaming system license agreement provided for a quarterly payment of 2.4% of gross betting volume. (See
Note 10.)

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


Note 1.  Organization and Basis of Accounting - continued

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month. The Company deducted this purchase price from its loans receivable to Tropical International Sports, Inc. subject to proof of payment. These amounts were never paid by Tropical and the loans receivable account from Tropical have been increased accordingly. (See Note 9.)


Note 2.  Summary of Significant Accounting Policies

Earnings (Losses)

Earnings (losses) per share were calculated on the number of shares outstanding at the end of the year. No adjustment has been made in earnings per shares on a fully diluted basis, for conversion of the convertible notes to common stock as the convertible notes may become a part of the Company's claim against Tropical International Sports, Inc. (see Note 8).

Acquisition of Whitfield

The acquisition of Whitfield Holdings, Ltd. was accounted for on a purchase basis. All intercompany accounts have been eliminated.

Depreciation on Gaming System Hardware and Software

No depreciation was taken on the gaming system hardware or the gaming system software which were listed as fixed assets on the books of Whitfield Holdings, Ltd. until the legal claims of the Company against Tropical International Sports, Inc. are resolved. Such assets may well be the subject of additional claims by the Company.

Income Taxes

The Company has incurred net operating losses from 1992 through 1998 of $2,274,387. The losses will begin expiring for income tax purposes in the year 2007.

The financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


Note 3.  Judgments Payable

The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). As of February 12, 1999, the $200,909 judgment was vacated in exchange for a $225,000 stipulation bearing interest at the rate of 8-1/2% which shall be due and payable January 31, 2000. The 94,902 of accrued judgment interest was settled through the transfer of 189,804 shares held by Douglas Millard, Escrow Agent.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


Note 3.  Judgments Payable

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


Note 4.  Prepaid Expense

The Company accrued $65,000 of salaries payable in the six months ended December 31, 1998 to the Company's officers, $50,000 of services payable incident to the Whitfield acquisition, $48,000 of investor relations fees payable, and $14,000 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See Note 11.)


Note 5.  Stockholders' Equity and Capital Stock

The Company issued 30,000 additional shares of restricted Rule 144 common stock at $0.50 per share for $15,000 of services rendered incident to the Williams and Bickel settlement for a total, increased by this transaction, to 80,000 shares from 50,000 shares to consummate the settlement.

The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield Holdings, Ltd. on a performance basis. The shares are released out of escrow on a quarterly basis based on revenues received by Whitfield. When Whitfield receives $1,992,000 in annual revenues, all 3,200,000 shares will be released. The Company released 59,579 shares out of escrow in good faith for the revenues accrued for nine days operations for the first contract fiscal quarter ended May 31, 1998; however, this amount still has not been paid. No further stock will be released from escrow until the $37,089.63 has been paid for the first quarter, until $174,001.36 has been paid for the second quarter, and until the estimated $288,000 has been paid for the third and fourth quarters.

The Company issued 800,000 shares of restricted Rule 144 common stock for services rendered incident to the acquisition of Whitfield Holdings, Ltd.

The Company issued 50,000 shares of restricted Rule 144 common stock for $25,000 at $0.50 per share in a New York private placement. All of this $25,000 was loaned to Tropical International Sports, Inc. and may be a part of the Company's claim against Tropical.

The Company issued 490,250 shares of free trading S-8 common stock for $490,250 of consulting services, investor relations fees and expenses, accounting services and salaries pursuant to an S-8 registration statement.

The Company received $177,750 from a former Whitfield shareholder and current PAN escrow shareholder which the Company allocated as additional paid-in capital. Substantially all of the $177,750 was loaned to Tropical International Sports, Inc. and may be part of the Company's claim against Tropical.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


Note 6.  Going Concern

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


Note 7.  Other Expense

The Company advance $5,000 to an Internet services company in the first quarter of 1998 pursuant to a proposed letter of intent to acquire, but the letter of intent was never consummated. The Company wrote off the $5,000, being unable to recover the advance.


Note 8.  Convertible Notes

The Company filed and has conducted a 506 Reg D offering in the State of New York. The offering consisted of convertible notes, of which $391,250 had been received and convertible notes issued as of December 31, 1998. The notes are all due December 31, 1999 and subject to a call by the Noteholder for prepayment at any time subsequent to September 30, 1998; $85,000 of the notes are convertible into restricted Rule 144 common stock of the Company at $0.50 per share, and $306,250 of the notes are convertible into restricted Rule 144 common shares of the Company at $0.75 per share. Substantially all of the $391,250 was loaned to Tropical International Sports, Inc. and may be part of the Company's claim against Tropical.


Note 9.  Loans Receivable - Tropical

The Company through its wholly owned subsidiary, Whitfield Holdings, Ltd., made loans to Whitfield's race and sports book licensee, Tropical International Sports, Inc., of $566,805 from which it deducted $380,000 for the acquisition of the gaming system from Way Communications, Inc. subject to the actual proof of payment from Tropical. Tropical took over operation of the Way Communications race and sports book as of July 17, 1998. Tropical never paid Way Communications, Inc. and therefore, as of December 31, 1998 the outstanding balance was $566,805 after adding back in the $380,000. A reserve for bad debts has been set up in the same amount, thus zeroing out this item as an asset.


Note 10.  License Fees Receivable - Tropical

The Company is owed license fees receivable of $211,091 composed of $37,090 for nine days operations in May 1998 which ended the first contract fiscal quarter of operations; $174,001 for the three months operations in June, July and August 1998 which ended the second quarter of operations; and $288,000 in estimated license fees receivable for the four months operations in September October, November and December which ended the third quarter's and one month of the fourth quarter's operations. These amounts totaling $499,091 have been accrued on the Company's books and have not been paid as of December 31, 1998. A reserve for bad debts has been set up in the same amount, thus zeroing out this item as an asset.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


Note 11.  S-8 Offering

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


Note 12.  Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.


Note 13.  Certain Transactions

The Company has an investor relations contract with TCKTS, L.L.C. dba Bristol Media, Ltd., which is owned by Jerry Cornwell, President and Director of the Company, and Clifford M. Johnston, Vice President and Director of the Company. The contract is on terms equal to or better than industry standards for such contracts.

The Company also has a consulting agreement with Quality Tax Service, Inc., which is owned by Clifford M. Johnston, Vice President and Director of the Company, and Judy Morton Johnston, Assistant Secretary/Assistant Treasurer of the Company. The contract is on terms equal to or better than industry standards for such contracts.


Note 14.  Subsequent Events

On January 15, 1999 the company announced that the previously reported failure to pay accrued amounts owed to its wholly owned subsidiary, Whitfield Holdings, Ltd. by Tropical International Sports, Inc., its race and sports book licensee, has continued and is now in default.

The Company send a demand letter to Tropical for immediate payment of $566,805 in loans, more than $200,000 in license fees through August 31, 1998 and an unverified amount of license fees and the related accounting for the period ended November 30, 1998. The Company received no response to its demand for payment.

The Company has retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical.

In the meantime, the Company's accounting reflects that all loans receivable and all license fees receivable have been written off as a bad debt.