Form 10QSB
period 1999-03-31
PAN INTERNATIONAL GAMING INC
filed 1999-09-08
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
March 31, 1999

                         PAN INTERNATIONAL GAMING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              91-1942841
--------                                                              ----------
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

                          PAN Environmental Corporation
                          -----------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

Number of common shares outstanding as of the close of the period covered by this report: 7,758,413 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS

                                                       As of              As of
                                                     March 31          December 31
                                                       1999               1998
                                                   -----------         -----------
CURRENT ASSETS
  Cash in Bank                                     $        23         $        50
  Loan Receivable - Tropical (Note 8)                  566,805             566,805
  Less: Reserve For Bad Debt                          (566,805)           (566,805)
  License Fee Receiv. - Tropical (Note 9)              499,091             499,091
  Less: Reserve For Bad Debt                          (499,091)           (499,091)
                                                   -----------         -----------

        Total Current Assets                                23                  50

FIXED ASSETS
  Gaming System-Hardware (Note 2)                       47,030              47,030
  Gaming System-Software (Note 2)                       52,970              52,970
                                                   -----------         -----------
        Total Fixed Assets                             100,000             100,000

OTHER ASSETS
  Prepaid Expenses (Note 4)                            208,667             259,667
  Settlement Agreement-principals                      360,000             360,000
  Escrowed shares for debt, Millard account            125,448             125,448
  Investment-Whitfield Holdings                      3,200,000           3,200,000
  Investment-Whitfield/Unearned                     (3,140,421)         (3,140,421)
                                                   -----------         -----------
        Total Other Assets                             753,694             804,694
                                                   -----------         -----------
TOTAL ASSETS                                       $   853,717         $   904,744
                                                   ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          As of                As of
                                                         March 31           December 31
                                                           1999                1998
                                                        -----------         -----------
CURRENT LIABILITIES
  Accounts Payable                                      $   263,872         $   250,883
  Conv. Notes Payable (Note 7)                              395,250             395,250
  Taxes payable                                              18,795              18,795
                                                        -----------         -----------
        Total Current Liabilities                           677,917             664,298

LONG TERM LIABILITIES
  Stipulation Payable-Roake (Note 3)                        225,000             225,000
                                                        -----------         -----------

        Total Liabilities                                   902,917             889,928

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 3,188,163 shares
    issued and outstanding at December 31, 1997;
    7,758,413 shares at December 31, 1998; and
    7,758,413 shares at March 31, 1999                        7,758               7,758
  Additional paid-in capital                              5,421,866           5,421,866
  Common Stock-Unearned Escrow                           (3,140,421)         (3,140,421)
  Accumulated Deficit                                    (2,338,403)         (2,274,387)
                                                        -----------         -----------
        Total Stockholders' Equity                          (49,200)             14,816
                                                        -----------         -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $   853,717         $   904,744
                                                        ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS

                                  (IN DOLLARS)


                                                      For the three months ended
                                                   -------------------------------
                                                    March 31            March 31
                                                      1999                 1998
                                                   -----------         -----------
Sales and Service Revenue (Note 14)                $    29,000                $-0-
                                                   -----------         -----------
Costs and Expenses

Materials, supplies and operating expenses              93,016              19,375
                                                   -----------         -----------

Total Costs and Expenses                           $    93,016         $    19,375
                                                   -----------         -----------

Other Expense (Note 6)                                    $-0-               5,000
                                                   -----------         -----------

Net Income (Loss)                                  $   (64,016)        $   (24,375)
                                                   ===========         ===========

Net Income (Loss) per Common Share (1)             $     (0.01)        $     (0.01)
                                                   ===========         ===========

Dividends per Common Share                                $-0-                $-0-
                                                   ===========         ===========

Notes:

(1) Based on net income, divided by average
    number of common shares outstanding of           7,758,413           3,218,163



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                                    For the three months ended
                                                   ---------------------------
                                                   March 31          March 31
                                                     1999              1998
                                                   ---------         ---------
Cash Flows From Operating Activities:
Net Income                                         $ (64,016)        $ (24,375)
Adjustment to Retained Earnings                          -0-           229,519
Adjustment to reconcile to net cash
operating activities:

(Increase) decrease in working capital, net           12,989               -0-
                                                   ---------         ---------

Net Cash From Operating Activities                   (51,027)          205,144

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                             -0-               -0-
                                                   ---------         ---------
Net Cash Flow From Investing Activities                  -0-               -0-

Cash Flow From financing Activities:

(Payment of) proceeds from debt                          -0-          (220,144)
Proceeds from issuance of common stock                   -0-                30
Decrease in other assets                              51,000
Capital contributions from shareholders                  -0-            14,970
                                                   ---------         ---------

Net Cash Used in Financing Activities                 51,000          (205,144)

Net (decrease) increase in cash and
cash equivalents                                         (27)              -0-

Cash and Cash Equivalents:

Beginning of period                                       50               -0-
                                                   ---------         ---------
End of Period                                             23              $-0-
                                                   ---------         ---------



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
            AND ITS WHOLLY OWNED SUBSIDIARY, WHITFIELD HOLDINGS, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENT
          THREE MONTHS PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

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

Note 3. Stipulation Payable

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

Note 4. Prepaid Expense

The Company accrued $32,500 of salaries payable in the three months ended March 31, 1999 to the Company's officers, $12,000 of investor relations fees payable, and $3,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See
Note 10.)

Note 5. Going Concern

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

Note 8. Loans Receivable - Tropical

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

Note 9. License Fees Receivable - Tropical

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

Note 10. S-8 Offering

On October 2, 1998 the Company filed an S-8 Registration Statement with the SEC issuing a total of 490,250 shares including 1) 50,000 shares to Forte Communications, Inc. for $50,000 of public relations; 2) 6,250 shares to Kaufman & Associates, Inc. for $6,250 of finders fees incident to the Forte transaction; 3)

50,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for $50,000 of services rendered incident to the Whitfield acquisition; 4) 96,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for 24 months of investor relations services at the rate of $4,000 per months which commenced January 1, 1998; 5) 120,000 shares to Jerry Cornwell, 100,000 shares to Clifford M. Johnston and 40,000 shares to Judy Morton Johnston for 24 months of wages and salaries commencing July 1, 1998 at the rate of $60,000 per year to Jerry Cornwell, President, $50,000 per year to Clifford M. Johnston, Vice President, and $20,000 per year to Judy Morton Johnston, Assistant Secretary/Assistant Treasurer; and 6) 28,000 shares to Quality Tax Service, Inc. for two years of quarterly administration and accounting services at the rate of $3,500 per quarter commencing January 1, 1998. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

Note 11. Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.

Note 12. Certain Transactions

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

Note 13. Default By Tropical

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

Note 14 - Short Swing Profit By Affiliates

During 1998, an affiliate of the Company realized a short swing profit of $29,000 which was loaned to the Company. The $29,000 loan was cancelled, giving rise to $29,000 of income to the Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending March 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending March 31, 1999 reflect an operating loss of $64,016 as compared to a loss of $24,375 for the quarter ending March 31, 1998. Included in the $64,016 loss were $12,989 increase in accounts payable amounts due to operating expenses, $32,500 in salaries and $15,500 in consulting fees and investor relations fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $677,917 and current assets of $23.

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

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

        (a)     EXHIBITS:

                27.1    Financial Data Schedules

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


                                        PAN Environmental Corporation
                                        (Registrant)

Dated:  September 7, 1999

/s/  Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY





                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED MARCH 31, 1999 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Consolidated Statement of Financial Position
at March 31, 1999 and December 31, 1998 and 1997                       1-2

Consolidated Statement of Operations for the
Period Ended March 31, 1999 and for the Years
Ended December 31, 1998 and 1997                                         3

Consolidated Statement of Cash Flows for the
Period Ended March 31, 1999 and the Years Ended
December 31, 1998 and 1997                                               4

Consolidated Statement of Changes in
Stockholders' Equity for the Period Ended
March 31, 1999 and for the Years Ended
December 31, 1998 and 1997                                             5-6

Notes to Consolidated Financial Statements                            7-13

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                                     ASSETS

                                                                03/31/99           12/31/98            12/31/97
                                                              -----------         -----------         ------------
CURRENT ASSETS
  Cash in Bank                                                $        23         $        50          $       -0-
  Loan Receivable - Tropical (Note 8)                             566,805             566,805                  -0-
  Less: Reserve For Bad Debt                                     (566,805)           (566,805)                 -0-
  License Fee Receiv. - Tropical (Note 9)                         499,091             499,091                  -0-
  Less: Reserve For Bad Debt                                     (499,091)           (499,091)                 -0-
                                                              -----------         -----------         ------------

        Total Current Assets                                           23                  50                  -0-

FIXED ASSETS
  Gaming System-Hardware (Note 2)                                  47,030              47,030                  -0-
  Gaming System-Software (Note 2)                                  52,970              52,970                  -0-
                                                              -----------         -----------         ------------

        Total Fixed Assets                                        100,000             100,000                  -0-

OTHER ASSETS
  Prepaid Expenses (Note 4)                                       208,667             259,667                  -0-
  Settlement Agreement-principals                                 360,000             360,000              360,000
  Escrowed shares for debt,
    Millard account                                               125,448             125,448              225,000
  Investment-Whitfield Holdings                                 3,200,000           3,200,000                  -0-
  Investment-Whitfield/Unearned                                (3,140,421)         (3,140,421)                 -0-
                                                              -----------         -----------         ------------
        Total Other Assets                                        753,694             804,694              585,000
                                                              -----------         -----------         ------------
TOTAL ASSETS                                                  $   853,717         $   904,744         $    585,000
                                                              ===========         ===========         ============



   The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     03/31/99            12/31/98            12/31/97
                                                   -----------         -----------         -----------
CURRENT LIABILITIES
  Accounts Payable                                 $   263,872         $   250,883         $   448,245
  Conv. Notes Payable (Note 7)                         395,250             395,250                 -0-
  Taxes payable                                         18,795              18,795              18,795
  Judgment payable (Note 3)                                -0-                 -0-             200,909
  Accrued judgment interest (Note 3)                       -0-                 -0-              94,902
                                                   -----------         -----------         -----------
        Total Current Liabilities                      677,917             664,298             762,851

LONG TERM LIABILITIES
  Stipulation Payable-Roake (Note 3)                   225,000             225,000                 -0-
                                                   -----------         -----------         -----------
        Total Liabilities                              902,917             889,928             762,851

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; 50,000,000
    shares authorized; 3,188,163 shares
    issued and outstanding at December 31,
    1997; 7,758,413 shares at December
    31, 1998; and 7,758,413 shares at
    March 31, 1999                                       7,758               7,758               3,188
  Additional paid-in capital                         5,421,866           5,421,866           1,417,635
  Common Stock-Unearned Escrow                      (3,140,421)         (3,140,421)                -0-
  Accumulated Deficit                               (2,338,403)         (2,274,387)         (1,598,674)
                                                   -----------         -----------         -----------
        Total Stockholders' Equity                     (49,200)             14,816            (177,851)
                                                   -----------         -----------         -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $   853,717         $   904,744         $   585,000
                                                   ===========         ===========         ===========



   The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED
          MARCH 31, 1999 AND THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

                                      Period Ended      Year Ended         Year Ended
                                        03/31/99          12/31/98           12/31/97
                                      ------------      ----------         ----------
REVENUE (Note 9 and Note 14)           $  29,000         $ 499,091         $      -0-

  Less: Bad Debt (Note 9)                    -0-          (499,091)               -0-

COST OF SALES                                -0-               -0-                -0-
                                       ---------         ---------         ----------
GROSS PROFIT (LOSS)                       29,000               -0-                -0-
                                       ---------         ---------         ----------

OPERATING EXPENSES

  Bad Debt (Note 8)                          -0-           566,805                -0-
  Professional fees                          -0-             1,610            120,231
  Accounting fees (Note 10)                3,500            14,000                -0-
  Consulting fees (Note 10)                  -0-            51,753                -0-
  Legal fees                              32,496            25,239                -0-
  Transfer Agent fees                        -0-             3,095                -0-
  Internet & web site fees                 1,125            12,445                -0-
  Investor relations expense               1,005            63,205                -0-
  Investor relations fees
    (Note 10)                             15,000            48,000                -0-
  SEC electronic filing expense            3,314            16,584                -0-
  Interest                                   -0-            25,424             94,902
  Travel                                   2,443             8,443                -0-
  Taxes and licenses                          25               260             19,621
  Telephone                                  750             4,450                -0-
  Office expense                             101               455              3,238
  Bank charges                                40               274                -0-
  Wages and salaries (Note 10)            32,500            65,000                -0-
  Postage and delivery                       717             2,009                154
                                       ---------         ---------         ----------

Total Operating Expenses               $  93,016         $ 906,051         $  238,146
                                       ---------         ---------         ----------

(LOSS) FROM OPERATIONS                   (64,016)         (906,051)          (238,146)
                                       ---------         ---------         ----------

OTHER EXPENSE (Note 6)                       -0-            (5,000)               -0-

OTHER INCOME                                 -0-             5,820                -0-

PROVISION FOR INCOME TAX                     -0-               -0-                -0-

NET INCOME (LOSS)                      $ (64,016)        $(905,231)        $ (238,146)
                                       =========         =========         ==========

NET INCOME (LOSS) PER SHARE            $   (.008)        $   (.117)        $    (.075)
                                       =========         =========         ==========



  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED
          MARCH 31, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                                               Period Ended     Year Ended         Year Ended
                                                 03/31/99        12/31/98            12/31/97
                                               ------------     -----------        ----------
Cash Flows From
Operating Activities:

Net Profit (Loss)                               $ (64,016)      $  (905,231)        $(118,062)
                                                ---------       -----------         ---------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                             12,989          (197,362)           (3,388)
      Taxes payable, accrued
        wages, accrued interest                       -0-               -0-            47,451
      Judgment payable                                -0-          (200,909)              -0-
      Accrued judgment interest                       -0-           (94,902)              -0-
      Stipulation payable                             -0-           225,000               -0-
      Adjustment to retained earnings                 -0-           229,518               -0-
                                                ---------       -----------         ---------

Net Cash Provided by
Operating Activities:                             (51,027)          (38,655)          (73,999)
                                                ---------       -----------         ---------

Cash Flows From
Investing Activities:
  Increase in current assets                          -0-               -0-               -0-
  Increase in fixed assets                            -0-           100,000               -0-
  (Decrease)in other assets                       (51,000)          219,694               -0-
                                                ---------       -----------         ---------

Net Cash Used In
Investing Activities:                              51,000           319,694               -0-
                                                ---------       -----------         ---------

Cash Flows From
Financing Activities:
  Proceeds from sale of common stock                  -0-             4,570               340
  Capital contribution from shareholders              -0-           863,810            73,659
  Loans from officers                                 -0-               -0-               -0-
  (Payment of) proceeds from debt                     -0-           395,250               -0-
                                                ---------       -----------         ---------

Net Cash Received From
Financing Activities:                                 -0-         1,263,630            73,999
                                                ---------       -----------         ---------

NET INCREASE (DECREASE) IN CASH                       (27)               50               -0-

Cash Beginning of Periods                              50               -0-               -0-
                                                ---------       -----------         ---------

Cash End of Periods                                    23                50               -0-
                                                =========       ===========         =========



   The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 1999 and
                   THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                      Common Stock              Additional
                                               --------------------------         Paid In        Accumulated
                                                Shares            Amount          Capital          Deficit           Totals
                                               ---------        ---------       -----------      -----------        ---------
BALANCE, DECEMBER 31, 1996                     2,848,163            2,848        1,343,976        (1,480,612)        (133,788)

Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                               50,000               50           24,950               -0-           25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                            130,000              130            8,870               -0-            9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                           60,000               60           14,940               -0-           15,000

Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                                  100,000              100           24,900               -0-           25,000

Net (loss) for the period
ended December 31, 1997                              -0-              -0-              -0-          (118,062)        (118,062)
                                               ---------        ---------        ---------        ----------        ---------

BALANCE, DECEMBER 31, 1997                     3,188,163            3,188        1,417,635        (1,598,674)        (177,851)

Common stock issued at $0.50
per share to consummate
settlement re: Williams Bickel                    30,000               30           14,970               -0-           15,000

Adjustment to retained earnings                      -0-              -0-              -0-           229,518          229,518

Common stock issued at $1.00 per
share into escrow (earned portion only)
for acquisition of Whitfield
Holdings, Ltd.                                 3,200,000            3,200          156,380               -0-          159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.                         800,000              800              -0-               -0-              800

Common stock issued at $0.50 per
share in New York private placement               50,000               50           24,950               -0-           25,000



   The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
   PERIOD ENDED MARCH 31, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

                                               Common Stock          Additional
                                        --------------------------     Paid In         Accumulated
                                         Shares           Amount       Capital           Deficit             Totals
                                        ---------        ---------   -----------       -----------         ----------
Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                          -0-              -0-       177,750               -0-            177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998               490,250              490       489,760               -0-            490,250

Net income (loss) for the
period ended
December 31, 1998                             -0-              -0-           -0-          (905,231)          (905,231)
                                        ---------        ---------    ----------        ----------         ----------

BALANCE, DECEMBER 31, 1998              7,758,413            7,758     2,281,445        (2,274,387)            14,816
                                        =========        =========    ==========        ==========         ==========

Net income (loss) for the period
ended March 31, 1999                          -0-              -0-           -0-           (64,016)           (64,016)
                                        ---------        ---------    ----------        ----------         ----------

BALANCE, MARCH 31, 1999                 7,758,413            7,758     2,281,445        (2,338,403)           (49,200)
                                        =========        =========    ==========        ==========         ==========



  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies - Income Taxes - continued The financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

Note 3. Stipulation Payable

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

Note 4. Prepaid Expense

The Company accrued $65,000 of salaries payable in the six months ended December 31, 1998 to the Company's officers, $50,000 of services payable incident to the Whitfield acquisition, $48,000 of investor relations fees payable, and $14,000 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See Note 10.)

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

Note 8. Loans Receivable - Tropical

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

Note 9. License Fees Receivable - Tropical

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

Note 10. S-8 Offering

On October 2, 1998 the Company filed an S-8 Registration Statement with the SEC issuing a total of 490,250 shares including 1) 50,000 shares to Forte Communications, Inc. for $50,000 of public relations; 2) 6,250 shares to Kaufman & Associates, Inc. for $6,250 of finders fees incident to the Forte transaction;
3) 50,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for $50,000 of services rendered incident to the Whitfield acquisition; 4) 96,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for 24 months of investor relations services at the rate of $4,000 per months which commenced January 1, 1998; 5) 120,000 shares to Jerry Cornwell, 100,000 shares to Clifford M. Johnston and 40,000 shares to Judy Morton Johnston for 24 months of wages and salaries commencing July 1, 1998 at the rate of $60,000 per year to Jerry Cornwell, President, $50,000 per year to Clifford M. Johnston, Vice President, and $20,000 per year to Judy Morton Johnston, Assistant Secretary/Assistant Treasurer; and
6) 28,000 shares to Quality Tax Service, Inc. for two years of quarterly administration and accounting services at the rate of $3,500 per quarter commencing January 1, 1998. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

Note 11. Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.

Note 12. Certain Transactions

The Company has an investor relations contract with TCKTS, L.L.C. dba Bristol Media, Ltd., which is owned by Jerry Cornwell, President and Director of the Company, and

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

Note 12. Certain Transactions - continued

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

Note 13. Default By Tropical

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

Note 14 - Short Swing Profit By Affiliates

During 1998, an affiliate of the Company realized a short swing profit of $29,000 which was loaned to the Company. The $29,000 loan was cancelled, giving rise to $29,000 of income to the Company.