Form 10QSB
period 1999-06-30
PAN INTERNATIONAL GAMING INC
filed 1999-09-08
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 ................................................................................


For the Quarter Ended                           Commission File Number:  0-19471
June 30, 1999

                         PAN INTERNATIONAL GAMING, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     91-1942841
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

                          PAN Environmental Corporation
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

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

                                     ASSETS

                                                        As of                 As of
                                                       June 30              December 31
                                                         1999                  1998
                                                     ------------          ------------
CURRENT ASSETS

  Cash in Bank                                       $         17          $         50
  Loan Receivable - Tropical (Note 8)                     566,805               566,805
  Less: Reserve For Bad Debt                             (566,805)             (566,805)
  License Fee Receiv. - Tropical (Note 9)                 499,091               499,091
  Less: Reserve For Bad Debt                             (499,091)             (499,091)
                                                     ------------          ------------

        Total Current Assets                                   17                    50

FIXED ASSETS

  Gaming System-Hardware (Note 2)                          47,030                47,030
  Gaming System-Software (Note 2)                          52,970                52,970
                                                     ------------          ------------

        Total Fixed Assets                                100,000               100,000

OTHER ASSETS

  Prepaid Expenses (Note 4)                               157,667               259,667
  Settlement Agreement-principals                         360,000               360,000
  Escrowed shares for debt, Millard account               125,448               125,448
  Investment-Whitfield Holdings                         3,200,000             3,200,000
  Investment-Whitfield/Unearned                        (3,140,421)           (3,140,421)
                                                     ------------          ------------

        Total Other Assets                                702,694               804,694
                                                     ------------          ------------

TOTAL ASSETS                                         $    802,711          $    904,744
                                                     ============          ============


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           As of                 As of
                                                          June 30              December 31
                                                            1999                  1998
                                                        ------------          ------------
CURRENT LIABILITIES

  Accounts Payable                                      $    267,217          $    250,883
  Conv. Notes Payable (Note 7)                               395,250               395,250
  Taxes payable                                               18,795                18,795
                                                        ------------          ------------

        Total Current Liabilities                            681,262               664,298

LONG TERM LIABILITIES

  Stipulation Payable-Roake (Note 3)                         225,000               225,000
                                                        ------------          ------------

        Total Liabilities                                    902,262               889,928


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 3,188,163 shares issued
    and outstanding at December 31, 1997;
    7,758,413 shares at December 31, 1998; and
    7,758,413 shares at June 30, 1999                          7,758                 7,758
  Additional paid-in capital                               5,421,866             5,421,866
  Common Stock-Unearned Escrow                            (3,140,421)           (3,140,421)
  Accumulated Deficit                                     (2,392,754)           (2,274,387)
                                                        ------------          ------------

        Total Stockholders' Equity                          (103,551)               14,816
                                                        ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $    802,711          $    904,744
                                                        ============          ============


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                                  For the three                                 For the six
                                                   months ended                                months ended
                                         ---------------------------------           ---------------------------------
                                           June 30               June 30               June 30              June 30
                                            1999                   1998                  1999                 1998
                                         -----------           -----------           -----------           -----------

Sales and Service Revenue                $       -0-           $    37,090           $    29,000           $    37,090
                                         -----------           -----------           -----------           -----------


Costs and Expenses
Materials, supplies and
  operating expenses                          54,351                79,832                99,207                99,207
Interest and other debt expense                  -0-                   -0-                   -0-                   -0-
Taxes other than income taxes                    -0-                   -0-                   -0-                   -0-
                                         -----------           -----------           -----------           -----------

Total Costs and Expenses                 $    54,351           $    79,832           $   147,367           $    99,207
                                         -----------           -----------           -----------           -----------

Other Expense                            $       -0-           $       -0-           $       -0-           $     5,000
                                         -----------           -----------           -----------           -----------


Net Income (Loss)                        $   (54,351)          $   (42,742)          $  (118,367)          $   (67,117)
                                         ===========           ===========           ===========           ===========


Net Income (Loss) per Common
Share (1)                                $     (0.01)          $      0.01           $     (0.02)          $     (0.01)
                                         ===========           ===========           ===========           ===========

Dividends per Common Share               $       -0-           $       -0-           $       -0-           $       -0-
                                         ===========           ===========           ===========           ===========

Notes:

(1) Based on net income,
    dividend by number of
    common shares
    outstanding of                         7,758,413             7,268,163             7,758,413             7,268,163


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                       For the three months ended
                                                     ------------------------------
                                                      June 30              June 30
                                                        1999                 1998
                                                     ----------          ----------

Cash Flows From Operating Activities:

Net Income                                           $ (118,367)         $  (24,375)
Adjustment to Retained Earnings                             -0-             229,519
Adjustment to reconcile to net cash
operating activities:

(Increase) decrease in working capital, net              16,334                 -0-
                                                     ----------          ----------

Net Cash From Operating Activities                     (102,033)            205,144


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                                -0-                 -0-
                                                     ----------          ----------
Net Cash Flow From Investing Activities                     -0-                 -0-

Cash Flow From financing Activities:
(Payment of) proceeds from debt                             -0-            (220,144)
Proceeds from issuance of common stock                      -0-                  30
Decrease in other assets                                102,000
Capital contributions from shareholders                     -0-              14,970
                                                     ----------          ----------

Net Cash Used in Financing Activities                   102,000            (205,144)

Net (decrease) increase in cash and
cash equivalents                                            (33)                -0-

Cash and Cash Equivalents:

Beginning of period                                          50                 -0-
                                                     ----------          ----------
End of Period                                        $       17          $      -0-
                                                     ----------          ----------


   The accompanying notes are an integral part of these financial statements.

                  PAN ENVIRONMENTAL CORPORATION AND ITS WHOLLY
                   OWNED SUBSIDIARY, WHITFIELD HOLDINGS, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENT
           THREE MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

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

Note 4. Prepaid Expense

The Company accrued $32,500 of salaries payable in the three months ended June 30, 1999 to the Company's officers, $12,000 of investor relations fees payable, and $3,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See
Note 10.)

Note 5. Going Concern

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

Note 14 - Short Swing Profit By Affiliates

During 1998, an affiliate of the Company realized a short swing profit of $29,000 which was loaned to the Company. The $29,000 loan was cancelled, giving rise to $29,000 of income to the Company which was reported in the quarter ended March 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 1999 reflect an operating loss of $54,351 as compared to a loss of $42,742 for the quarter ending June 30, 1998. Included in the $54,351 loss were $32,500 in salaries and $15,500 in consulting fees and investor relations fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $681,262 and current assets of $17.

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



                                       PAN Environmental Corporation
                                       -----------------------------
                                       (Registrant)



Dated:  September 7, 1999




/s/  Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY















                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED JUNE 30, 1999 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Consolidated Statement of Financial Position

at June 30, 1999 and December 31, 1998 and 1997                         1-2


Consolidated Statement of Operations for the Period Ended June 30, 1999 and for the Years

Ended December 31, 1998 and 1997                                          3


Consolidated Statement of Cash Flows for the
Period Ended June 30, 1999 and the Years Ended

December 31, 1998 and 1997                                                4


Consolidated Statement of Changes in
Stockholders' Equity for the Period Ended
June 30, 1999 and for the Years Ended

December 31, 1998 and 1997                                              5-6


Notes to Consolidated Financial Statements                             7-13

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------


                                     ASSETS

                                                    06/30/99               12/31/98             12/31/97
                                                   -----------           -----------           -----------
CURRENT ASSETS

  Cash in Bank                                     $        17           $        50           $       -0-
  Loan Receivable - Tropical
    (Note 8)                                           566,805               566,805                   -0-
  Less: Reserve For Bad Debt                          (566,805)             (566,805)                  -0-
  License Fee Receiv. - Tropical
    (Note 9)                                           499,091               499,091                   -0-
  Less: Reserve For Bad Debt                          (499,091)             (499,091)                  -0-
                                                   -----------           -----------           -----------

           Total Current Assets                             17                    50                   -0-

FIXED ASSETS

  Gaming System-Hardware (Note 2)                       47,030                47,030                   -0-
  Gaming System-Software (Note 2)                       52,970                52,970                   -0-
                                                   -----------           -----------           -----------

           Total Fixed Assets                          100,000               100,000                   -0-

OTHER ASSETS

  Prepaid Expenses (Note 4)                            157,667               259,667                   -0-
  Settlement Agreement-principals                      360,000               360,000               360,000
  Escrowed shares for debt,
    Millard account                                    125,448               125,448               225,000
  Investment-Whitfield Holdings                      3,200,000             3,200,000                   -0-
  Investment-Whitfield/Unearned                     (3,140,421)           (3,140,421)                  -0-
                                                   -----------           -----------           -----------

           Total Other Assets                          702,694               804,694               585,000
                                                   -----------           -----------           -----------

TOTAL ASSETS                                       $   802,711           $   904,744           $   585,000
                                                   ===========           ===========           ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                6/30/99               12/31/98              12/31/97
                                                              -----------           -----------           -----------

CURRENT LIABILITIES

  Accounts Payable                                            $   267,217           $   250,883           $   448,245
  Conv. Notes Payable (Note 7)                                    395,250               395,250                   -0-
  Taxes payable                                                    18,795                18,795                18,795
  Judgment payable (Note 3)                                           -0-                   -0-               200,909
  Accrued judgment interest
    (Note 3)                                                          -0-                   -0-                94,902
                                                              -----------           -----------           -----------

           Total Current Liabilities                              681,262               664,298               762,851

LONG TERM LIABILITIES

  Stipulation Payable-Roake
    (Note 3)                                                      225,000               225,000                   -0-
                                                              -----------           -----------           -----------

           Total Liabilities                                      902,262               889,928               762,851


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    3,188,163 shares issued and
    outstanding at December 31,
    1997; 7,758,413 shares at December
    31, 1998; and 7,758,413 shares at
    June 30, 1999                                                   7,758                 7,758                 3,188
  Additional paid-in capital                                    5,421,866             5,421,866             1,417,635
  Common Stock-Unearned Escrow                                 (3,140,421)           (3,140,421)                  -0-
  Accumulated Deficit                                          (2,392,754)           (2,274,387)           (1,598,674)
                                                              -----------           -----------           -----------

           Total Stockholders' Equity                            (103,551)               14,816              (177,851)
                                                              -----------           -----------           -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                          $   802,711           $   904,744           $   585,000
                                                              ===========           ===========           ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED
          JUNE 30, 1999 AND THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------

                                       Period Ended          Year Ended          Year Ended
                                          6/30/99             12/31/98            12/31/97
                                       ------------          ----------          ----------
REVENUE (Note 9 and Note 14)             $  29,000           $ 499,091           $     -0-

  Less: Bad Debt (Note 9)                      -0-            (499,091)                -0-

COST OF SALES                                  -0-                 -0-                 -0-

GROSS PROFIT (LOSS)                         29,000                 -0-                 -0-
                                         ---------           ---------           ---------

OPERATING EXPENSES

  Bad Debt (Note 8)                            -0-             566,805                 -0-
  Professional fees                            -0-               1,610             120,231
  Accounting fees (Note 10)                  7,000              14,000                 -0-
  Consulting fees (Note 10)                    -0-              51,753                 -0-
  Legal fees                                33,009              25,239                 -0-
  Transfer Agent fees                          855               3,095                 -0-
  Internet & web site fees                   1,125              12,445                 -0-
  Investor relations expense                 1,479              63,205                 -0-
  Investor relations fees
    (Note 10)                               30,000              48,000                 -0-
  SEC electronic filing expense              4,898              16,584                 -0-
  Interest                                     -0-              25,424              94,902
  Travel                                     2,729               8,443                 -0-
  Taxes and licenses                            25                 260              19,621
  Telephone                                    -0-               4,450                 -0-
  Office expense                               305                 455               3,238
  Bank charges                                  96                 274                 -0-
  Wages and salaries (Note 10)              65,000              65,000                 -0-
  Postage and delivery                         846               2,009                 154
                                         ---------           ---------           ---------

Total Operating Expenses                 $ 147,367           $ 906,051           $ 238,146
                                         ---------           ---------           ---------

(LOSS) FROM OPERATIONS                    (147,367)           (906,051)           (238,146)
                                         ---------           ---------           ---------

OTHER EXPENSE (Note 6)                         -0-              (5,000)                -0-

OTHER INCOME                                   -0-               5,820                 -0-

PROVISION FOR INCOME TAX                       -0-                 -0-                 -0-

NET INCOME (LOSS)                        $(118,367)          $(905,231)          $(238,146)
                                         =========           =========           =========

NET INCOME (LOSS) PER SHARE              $   (.015)          $   (.117)          $   (.075)
                                         =========           =========           =========


The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED
          JUNE 30, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                                                   Period Ended            Year Ended            Year Ended
                                                      06/30/99              12/31/98              12/31/97
                                                   ------------           -----------           -----------

Cash Flows From
Operating Activities:

Net Profit (Loss)                                   $  (118,367)          $  (905,231)          $  (118,062)
                                                    -----------           -----------           -----------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                                   16,334              (197,362)               (3,388)
      Taxes payable, accrued
        wages, accrued interest                             -0-                   -0-                47,451
      Judgment payable                                      -0-              (200,909)                  -0-
      Accrued judgment interest                             -0-               (94,902)                  -0-

      Stipulation payable                                   -0-               225,000                   -0-
      Adjustment to retained earnings                       -0-               229,518                   -0-

Net Cash Provided by
Operating Activities:                                  (102,033)              (38,655)              (73,999)
                                                    -----------           -----------           -----------


Cash Flows From
Investing Activities:
  Increase in current assets                                -0-                   -0-                   -0-
  Increase in fixed assets                                  -0-               100,000                   -0-
  (Decrease)in other assets                            (102,000)              219,694                   -0-
                                                    -----------           -----------           -----------

Net Cash Used In
Investing Activities:                                   102,000               319,694                   -0-
                                                    -----------           -----------           -----------

Cash Flows From
Financing Activities:
  Proceeds from sale of common stock                        -0-                 4,570                   340
  Capital contribution from shareholders                    -0-               863,810                73,659
  Loans from officers                                       -0-                   -0-                   -0-
  (Payment of) proceeds from debt                           -0-               395,250                   -0-
                                                    -----------           -----------           -----------

Net Cash Received From
Financing Activities:                                       -0-             1,263,630                73,999
                                                    -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                             (33)                   50                   -0-

Cash Beginning of Periods                                    50                   -0-                   -0-
                                                    -----------           -----------           -----------

Cash End of Periods                                          17                    50                   -0-
                                                    ===========           ===========           ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD ENDED JUNE 30, 1999 and THE YEARS ENDED
                           DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                                               Common Stock
                                      ------------------------------          Additional
                                                                                Paid In           Accumulated
                                        Shares              Amount              Capital             Deficit               Totals
                                      ----------          ----------          ----------          -----------          ----------
BALANCE, DECEMBER 31, 1996             2,848,163               2,848           1,343,976          (1,480,612)            (133,788)


Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                       50,000                  50              24,950                 -0-               25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                    130,000                 130               8,870                 -0-                9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                   60,000                  60              14,940                 -0-               15,000

Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                          100,000                 100              24,900                 -0-               25,000

Net (loss) for the period
ended December 31, 1997                      -0-                 -0-                 -0-            (118,062)            (118,062)
                                      ----------          ----------          ----------          ----------           ----------

BALANCE, DECEMBER 31, 1997             3,188,163               3,188           1,417,635          (1,598,674)            (177,851)

Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                                30,000                  30              14,970                 -0-               15,000

Adjustment to retained
earnings                                     -0-                 -0-                 -0-             229,518              229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                         3,200,000               3,200             156,380                 -0-              159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.                 800,000                 800                 -0-                 -0-                  800

Common stock issued at $0.50
per share in New York
private placement                         50,000                  50              24,950                 -0-               25,000


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED JUNE 30, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


                                                Common Stock
                                       ------------------------------          Additional
                                                                                 Paid In          Accumulated
                                         Shares              Amount              Capital             Deficit              Totals
                                       ----------          ----------          ----------         -----------           ----------

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                          -0-                 -0-             177,750                 -0-              177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998               490,250                 490             489,760                 -0-              490,250

Net income (loss) for the
period ended
December 31, 1998                             -0-                 -0-                 -0-            (905,231)            (905,231)
                                       ----------          ----------          ----------          ----------           ----------

BALANCE, DECEMBER 31, 1998              7,758,413               7,758           2,281,445          (2,274,387)              14,816
                                       ==========          ==========          ==========          ==========           ==========


Net income (loss) for
the period ended
June 30, 1999                                 -0-                 -0-                 -0-            (118,367)            (118,367)
                                       ----------          ----------          ----------          ----------           ----------

BALANCE, JUNE 30, 1999                  7,758,413               7,758           2,281,445          (2,392,754)            (103,551)
                                       ==========          ==========          ==========          ==========           ==========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 and DECEMBER 31, 1998 and 1997

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