Form 10QSB
period 1999-09-30
PAN INTERNATIONAL GAMING INC
filed 1999-11-12
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
September 30, 1999

                         PAN INTERNATIONAL GAMING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                       91-1942841
-------------------------------                              -------------------
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

                          PAN Environmental Corporation
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

Number of common shares outstanding as of the close of the period covered by this report: 4,508,413 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)


                                     ASSETS

                                                       As of               As of
                                                   September 30         December 31
                                                       1999                1998
                                                   ------------        ------------
CURRENT ASSETS

  Cash in Bank                                     $        114        $         50
  Loan Receivable - Tropical (Note 8)                   566,805             566,805
  Less: Reserve For Bad Debt                           (566,805)           (566,805)
  License Fee Receiv. - Tropical (Note 9)               499,091             499,091
  Less: Reserve For Bad Debt                           (499,091)           (499,091)
                                                   ------------        ------------

         Total Current Assets                               114                  50

FIXED ASSETS

  Gaming System-Hardware (Note 2)                        47,030              47,030
  Gaming System-Software (Note 2)                        52,970              52,970
                                                   ------------        ------------

         Total Fixed Assets                             100,000             100,000

OTHER ASSETS

  Prepaid Expenses (Note 4)                             106,666             259,667
  Settlement Agreement-principals                       360,000             360,000
  Escrowed shares for debt, Millard account             125,448             125,448
  Investment-Whitfield Holdings                             -0-           3,200,000
  Investment-Whitfield/Unearned                             -0-          (3,140,421)
                                                   ------------        ------------

         Total Other Assets                             592,114             804,694
                                                   ------------        ------------

TOTAL ASSETS                                       $    692,228        $    904,744
                                                   ============        ============


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          As of               As of
                                                      September 30         December 31
                                                          1999                1998
                                                      ------------        ------------
CURRENT LIABILITIES

  Accounts Payable                                    $    305,564        $    250,883
  Conv. Notes Payable (Note 7)                             395,250             395,250
  Taxes payable                                             18,795              18,795
                                                      ------------        ------------

         Total Current Liabilities                         719,609             664,298

LONG TERM LIABILITIES

  Stipulation Payable-Roake (Note 3)                       225,000             225,000
                                                      ------------        ------------

         Total Liabilities                                 944,609             889,928


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 3,188,163 shares issued
    and outstanding at December 31, 1997;
    7,758,413 shares at December 31, 1998; and
    4,508,413 shares at September 30, 1999                   4,508               7,758
  Additional paid-in capital                             2,225,115           5,421,866
  Common Stock-Unearned Escrow                                 -0-          (3,140,421)
  Accumulated Deficit                                   (2,482,004)         (2,274,387)
                                                      ------------        ------------

         Total Stockholders' Equity                       (252,381)             14,816
                                                      ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $    692,228        $    904,744
                                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                           For the three                      For the nine
                                            months ended                       months ended
                                    ----------------------------       ----------------------------
                                      Sept 30           Sept 30         Sept 30           Sept 30
                                       1999              1998             1999              1998
                                    ----------        ----------       ----------        ----------
Sales and Service Revenue           $      -0-        $  174,011       $      -0-        $  211,091
                                    ----------        ----------       ----------        ----------

Costs and Expenses
Materials, supplies and
  operating expenses                    89,250            63,779          207,617           162,986
                                    ----------        ----------       ----------        ----------

Total Costs and Expenses            $   89,250        $   63,779       $  207,617        $  162,986
                                    ----------        ----------       ----------        ----------

Other Expense                       $      -0-        $      -0-       $      -0-        $    5,000
                                    ----------        ----------       ----------        ----------

Net Income (Loss)                   $  (89,250)       $  110,332       $ (207,617)       $  (43,105)
                                    ==========        ==========       ==========        ==========

Net Income (Loss) per Common
Share (1)                           $    (0.02)       $     0.02       $     (.05)       $    (0.01)
                                    ==========        ==========       ==========        ==========

Dividends per Common Share          $      -0-        $      -0-       $      -0-        $      -0-
                                    ==========        ==========       ==========        ==========

Notes:

(1) Based on net income,
    dividend by number of
    common shares
    outstanding of                   4,508,413         7,268,163        4,508,413         7,268,163


   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)


                                                     For the three months ended
                                                   ----------------------------
                                                    Sept 30            Sept 30
                                                      1999              1998
                                                   ----------        ----------

Cash Flows From Operating Activities:

Net Income                                         $  (89,250)       $   13,105
Adjustment to Retained Earnings                           -0-           229,518
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net            38,347          (104,179)
                                                   ----------        ----------

Net Cash From Operating Activities                    (50,903)          168,444

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                              -0-           937,475
                                                   ----------        ----------
Net Cash Flow From Investing Activities                   -0-           937,475

Cash Flow From financing Activities:
(Payment of) proceeds from debt                           -0-           390,050
Proceeds from issuance of common stock                (59,580)            4,080
Decrease in other assets                              110,580               -0-
Capital contributions from shareholders                   -0-           374,050
                                                   ----------        ----------

Net Cash Used in Financing Activities                  51,000           769,380

Net (decrease) increase in cash and
cash equivalents                                           97               349

Cash and Cash Equivalents:

Beginning of period                                        17               -0-
                                                   ----------        ----------

End of Period                                             114        $      349
                                                   ----------        ----------


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

As of December 31, 1998 it became evident that Tropical was going to default on repayment of $566,805 of loans and on payment of an estimated $499,091 of license fees to Whitfield. On January 15, 1999 the Company announced legal action to collect monies due from Tropical subsequent to a demand letter for payment of such amounts from which the Company received no response. The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical. On August 25, 1999 the Company filed a lawsuit in Federal Court in New York to pursue the Company's claims against Tropical, Whitfield, and the related principals, Thomas D. DiNola and Timothy S. Shiah.

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

Note 4.  Prepaid Expense

The Company accrued $32,500 of salaries payable in the three months ended September 30, 1999 to the Company's officers, $12,000 of investor relations fees payable, and $3,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See Note 10.)

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

Note 6.  Other Expense

The Company advanced $5,000 to an Internet services company in the first quarter of 1998 pursuant to a proposed letter of intent to acquire, but the letter of intent was never consummated. The Company wrote off the $5,000, being unable to recover the advance.

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

The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical. On August 25, 1999 the Company filed a lawsuit in Federal Court in New York to pursue the Company's claims against Tropical, Whitfield, and the related principals, Thomas D. DiNola and Timothy S. Shiah.

In the meantime, the Company's accounting reflects that all loans receivable and all license fees receivable have been written off as a bad debt.

Note 14 - Short Swing Profit By Affiliates

During 1998, an affiliate of the Company realized a short swing profit of $29,000 which was loaned to the Company. The $29,000 loan was cancelled, giving rise to $29,000 of income to the Company which was reported in the quarter ended March 31, 1999. This entry was reversed in the third quarter 1999 as the profit realized was determined to be for a holding period exceeding six months and, therefore, the short swing profit rule was not applicable.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending September 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending September 30, 1999 reflect an operating loss of $207,617 as compared to income of $110,332 for the quarter ending June 30, 1998. Included in the $207,617 loss were $97,500 in salaries, $46,500 in consulting fees and investor relations fees, and $63,617 in other general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $719,609 and current assets of $114.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 25, 1999 the Company filed a lawsuit in Federal Court in New York to pursue the Company's claims against Tropical International Sports, Inc., Whitfield Holdings, Ltd., and the related principals, Thomas D. DiNola and Timothy S. Shiah.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 25, 1999 the Company cancelled 50,000 common shares to Joseph Shiah, Timothy S. Shiah's father, and 3,200,000 common shares to Whitfield shareholders pursuant to the Company's lawsuit against Tropical International Sports, Inc., Whitfield Holdings, Ltd. and the related principals, Thomas D. DiNola and Timothy S. Shiah.

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

On January 15, 1999 the Company announced legal action to collect monies due from Tropical subsequent to a demand letter for payment of such amounts from which the Company received no response. The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical. On August 25, 1999 the Company filed a lawsuit in Federal court in New York to pursue the Company's claims against Tropical International Sports, Inc., Whitfield Holdings, Ltd., and the related principals, Thomas D. DiNola and Timothy S. Shiah.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

        (a)     EXHIBITS:

                27.1    Financial Data Schedules

        (b)     REPORTS:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PAN Environmental Corporation
                                        ----------------------------------------
                                        (Registrant)

Dated:  November 10, 1999




/s/ Jerry Cornwell
---------------------------------
Jerry Cornwell
President & CEO

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY














                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Consolidated Statement of Financial Position
at September 30, 1999 and December 31, 1998 and 1997                     1-2

Consolidated Statement of Operations for the
Period Ended September 30, 1999 and for the Years
Ended December 31, 1998 and 1997                                           3

Consolidated Statement of Cash Flows for the
Period Ended September 30, 1999 and the Years Ended
December 31, 1998 and 1997                                                 4

Consolidated Statement of Changes in
Stockholders' Equity for the Period Ended
September 30, 1999 and for the Years Ended
December 31, 1998 and 1997                                               5-6

Notes to Consolidated Financial Statements                              7-13

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------


                                     ASSETS


                                           09/30/99            12/31/98            12/31/97
                                         -----------         -----------         -----------
CURRENT ASSETS

  Cash in Bank                           $       114         $        50         $       -0-
  Loan Receivable - Tropical
    (Note 8)                                 566,805             566,805                 -0-
  Less: Reserve For Bad Debt                (566,805)           (566,805)                -0-
  License Fee Receiv. - Tropical
    (Note 9)                                 499,091             499,091                 -0-
  Less: Reserve For Bad Debt                (499,091)           (499,091)                -0-
                                         -----------         -----------         -----------

         Total Current Assets                    114                  50                 -0-

FIXED ASSETS

  Gaming System-Hardware (Note 2)             47,030              47,030                 -0-
  Gaming System-Software (Note 2)             52,970              52,970                 -0-
                                         -----------         -----------         -----------

         Total Fixed Assets                  100,000             100,000                 -0-

OTHER ASSETS

  Prepaid Expenses (Note 4)                  106,666             259,667                 -0-
  Settlement Agreement-principals            360,000             360,000             360,000
  Escrowed shares for debt,
    Millard account                          125,448             125,448             225,000
  Investment-Whitfield Holdings                  -0-           3,200,000                 -0-
  Investment-Whitfield/Unearned                  -0-          (3,140,421)                -0-
                                         -----------         -----------         -----------

         Total Other Assets                  592,114             804,694             585,000
                                         -----------         -----------         -----------

TOTAL ASSETS                             $   692,228         $   904,744         $   585,000
                                         ===========         ===========         ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           09/30/99            12/31/98            12/31/97
                                                         -----------         -----------         -----------

CURRENT LIABILITIES

  Accounts Payable                                       $   305,564         $   250,883         $   448,245
  Conv. Notes Payable (Note 7)                               395,250             395,250                 -0-
  Taxes payable                                               18,795              18,795              18,795
  Judgment payable (Note 3)                                      -0-                 -0-             200,909
  Accrued judgment interest
    (Note 3)                                                     -0-                 -0-              94,902
                                                         -----------         -----------         -----------

         Total Current Liabilities                           719,609             664,928             762,851

LONG TERM LIABILITIES
  Stipulation Payable-Roake
    (Note 3)                                                 225,000             225,000                 -0-
                                                         -----------         -----------         -----------

         Total Liabilities                                   944,609             889,928             762,851


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    3,188,163 shares issued
    and outstanding at December 31,
    1997; 7,758,413 shares at December
    31, 1998; and 4,508,413 shares at
    September 30, 1999                                         4,508               7,758               3,188
  Additional paid-in capital                               2,225,115           5,421,866           1,417,635
  Common Stock-Unearned Escrow                                   -0-          (3,140,421)                -0-
  Accumulated Deficit                                     (2,482,004)         (2,274,387)         (1,598,674)
                                                         -----------         -----------         -----------

         Total Stockholders' Equity                         (252,381)             14,816            (177,851)
                                                         -----------         -----------         -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                     $   692,228         $   904,744         $   585,000
                                                         ===========         ===========         ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED
        SEPTEMBER 30, 1999 AND THE YEARS ENDED DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------


                                       Period Ended       Year Ended        Year Ended
                                         09/30/99          12/31/98          12/31/97
                                       ------------      ------------      ------------
REVENUE (Note 9 and Note 14)           $        -0-      $    499,091      $        -0-

  Less: Bad Debt (Note 9)                       -0-          (499,091)              -0-

COST OF SALES                                   -0-               -0-               -0-
                                       ------------      ------------      ------------

GROSS PROFIT (LOSS)                             -0-               -0-               -0-
                                       ------------      ------------      ------------

OPERATING EXPENSES

  Advertising                                   286               -0-               -0-
  Bad Debt (Note 8)                             -0-           566,805               -0-
  Professional fees                             245             1,610           120,231
  Accounting fees (Note 10)                  10,500            14,000               -0-
  Consulting fees (Note 10)                     -0-            51,753               -0-
  Legal fees                                 39,182            25,239               -0-
  Transfer Agent fees                           855             3,095               -0-
  Internet & web site fees                    1,150            12,445               -0-
  Investor relations expense                  1,797            63,205               -0-
  Investor relations fees
    (Note 10)                                45,000            48,000               -0-
  SEC electronic filing expense               6,799            16,584               -0-
  Interest                                      -0-            25,424            94,902
  Travel                                      2,729             8,443               -0-
  Taxes and licenses                            110               260            19,621
  Telephone                                     -0-             4,450               -0-
  Office expense                                305               455             3,238
  Bank charges                                  128               274               -0-
  Wages and salaries (Note 10)               97,500            65,000               -0-
  Postage and delivery                        1,031             2,009               154
                                       ------------      ------------      ------------

Total Operating Expenses               $    207,617      $    906,051      $    238,146
                                       ------------      ------------      ------------

(LOSS) FROM OPERATIONS                     (207,617)         (906,051)         (238,146)
                                       ------------      ------------      ------------

OTHER EXPENSE (Note 6)                          -0-            (5,000)              -0-

OTHER INCOME                                    -0-             5,820               -0-

PROVISION FOR INCOME TAX                        -0-               -0-               -0-

NET INCOME (LOSS)                      $   (207,617)     $   (905,231)     $   (238,146)
                                       ============      ============      ============

NET INCOME (LOSS) PER SHARE            $      (.046)     $      (.117)     $      (.075)
                                       ============      ============      ============


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED
        SEPTEMBER 30, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                                      Period Ended         Year Ended          Year Ended
                                                                        09/30/99            12/31/98            12/31/97
                                                                      ------------        ------------        ------------

Cash Flows From
Operating Activities:

Net Profit (Loss)                                                     $   (207,617)       $   (905,231)       $   (118,062)
                                                                      ------------        ------------        ------------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                                                      54,681            (197,362)             (3,388)
      Taxes payable, accrued
        wages, accrued interest                                                -0-                 -0-              47,451
      Judgment payable                                                         -0-            (200,909)                -0-
      Accrued judgment interest                                                -0-             (94,902)                -0-
         Stipulation payable                                                   -0-             225,000                 -0-
         Adjustment to retained earnings                                       -0-             229,518                 -0-
                                                                      ------------        ------------        ------------
Net Cash Provided by

Operating Activities:                                                       54,681             (38,655)            (73,999)
                                                                      ------------        ------------        ------------

Cash Flows From
Investing Activities:
  Increase in fixed assets                                                     -0-             100,000                 -0-
  (Decrease)in other assets                                               (212,580)            219,694                 -0-
                                                                      ------------        ------------        ------------

Net Cash Used In

Investing Activities:                                                     (212,580)            319,694                 -0-
                                                                      ------------        ------------        ------------

Cash Flows From
Financing Activities:

  Proceeds from sale of common stock                                        (3,250)              4,570                 340
  Capital contribution from shareholders                                   (56,330)            863,810              73,659
  Loans from officers                                                          -0-                 -0-                 -0-
  (Payment of) proceeds from debt                                              -0-             395,250                 -0-
                                                                      ------------        ------------        ------------
Net Cash Received From

Financing Activities:                                                      (59,580)          1,263,630              73,999
                                                                      ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                                 50                 -0-

Cash Beginning of Periods                                                       50                 -0-                 -0-
                                                                      ------------        ------------        ------------

Cash End of Periods                                                            114                  50                 -0-
                                                                      ============        ============        ============


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD ENDED SEPTEMBER 30, 1999 and THE YEARS ENDED DECEMBER 31, 1998
                                    and 1997
--------------------------------------------------------------------------------


                                                    Common Stock                 Additional
                                            ------------------------------        Paid In          Accumulated
                                               Shares            Amount           Capital             Deficit            Totals
                                            ------------      ------------      ------------       ------------       ------------
BALANCE, DECEMBER 31, 1996                     2,848,163             2,848         1,343,976         (1,480,612)          (133,788)

Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                               50,000                50            24,950                -0-             25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                            130,000               130             8,870                -0-              9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees                           60,000                60            14,940                -0-             15,000

Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                                  100,000               100            24,900                -0-             25,000

Net (loss) for the period
ended December 31, 1997                              -0-               -0-               -0-           (118,062)          (118,062)
                                            ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1997                     3,188,163             3,188         1,417,635         (1,598,674)          (177,851)

Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                                        30,000                30            14,970                -0-             15,000

Adjustment to retained
earnings                                             -0-               -0-               -0-            229,518            229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                                 3,200,000             3,200           156,380                -0-            159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.                         800,000               800               -0-                -0-                800

Common stock issued at $0.50
per share in New York
private placement                                 50,000                50            24,950                -0-             25,000


  The accompanying notes are an integral parts of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                                 AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
 PERIOD ENDED SEPTEMBER 30, 1999 and THE YEARS ENDED DECEMBER 31, 1998 and 1997
--------------------------------------------------------------------------------


                                              Common Stock                 Additional
                                     ------------------------------          Paid In          Accumulated
                                        Shares             Amount            Capital            Deficit             Totals
                                     -----------        -----------        -----------        -----------        -----------

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                           0                  0            177,750                  0            177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998              490,250                490            489,760                  0            490,250

Net income (loss) for the
period ended
December 31, 1998                              0                  0                  0           (905,231)          (905,231)
                                     -----------        -----------        -----------        -----------        -----------

BALANCE, DECEMBER 31, 1998             7,758,413              7,758          2,281,445         (2,274,387)            14,816
                                     ===========        ===========        ===========        ===========        ===========

50,000 shares private
placement (Shiah)
cancelled August 25, 1999                (50,000)               (50)                 0                  0                (50)

3,200,000 escrow shares
(Whitfield) cancelled
August 25, 1999                       (3,200,000)            (3,200)           (56,330)                 0            (59,530)

Net income (loss) for
the period ended
September 30, 1999                             0                  0                  0           (207,617)          (207,617)
                                     -----------        -----------        -----------        -----------        -----------

BALANCE, SEPTEMBER 30, 1999            4,508,413              4,508          2,225,115         (2,482,004)          (252,381)
                                     ===========        ===========        ===========        ===========        ===========


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997

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

On January 15, 1999 the Company announced legal action to collect monies due from Tropical subsequent to a demand letter for payment of such amounts from which the Company received no response. The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical. On August 25, 1999 the Company filed a lawsuit in Federal Court in New York to pursue the Company's claims against Tropical, Whitfield and the related principals, Thomas D. DiNola and Timothy S. Shiah.

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


Note 2.  Summary of Significant Accounting Policies - continued

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

Note 4.  Prepaid Expense

The Company accrued $97,500 of salaries payable in the nine months ended September 30, 1999 to the Company's officers, $36,000 of investor relations fees payable, and $10,500 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense.
(See Note 10.)

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

Note 6.  Other Expense

The Company advanced $5,000 to an Internet services company in the first quarter of 1998 pursuant to a proposed letter of intent to acquire, but the letter of intent was never consummated. The Company wrote off the $5,000, being unable to recover the advance.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31, 1998 and 1997

--------------------------------------------------------------------------------


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 and DECEMBER 31,1998 and 1997

--------------------------------------------------------------------------------


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

Note 13.  Default By Tropical

On January 15, 1999 the company announced that the previously reported failure to pay accrued amounts owed to its wholly owned subsidiary, Whitfield Holdings, Ltd. by Tropical International Sports, Inc., its race and sports book licensee, had continued and was now in default.

The Company send a demand letter to Tropical for immediate payment of $566,805 in loans, more than $200,000 in license fees through August 31, 1998 and an unverified amount of license fees and the related accounting for the period ended November 30, 1998. The Company received no response to its demand for payment.

The Company retained attorneys in both Antigua and Washington, DC to investigate and pursue the Company's claims against Tropical. After legal investigation, a lawsuit was filed on August 25, 1999 in Federal Court in New York to pursue the Company's claims against Tropical, Whitfield, and the related principals, Thomas
D. DiNola and Timothy S. Shiah.

In the meantime, the Company's accounting reflects that all loans receivable and all license fees receivable have been written off as a bad debt.

Note 14 - Short Swing Profit By Affiliates

During 1998, an affiliate of the Company realized a short swing profit of $29,000 which was loaned to the Company. The $29,000 loan was cancelled, giving rise to $29,000 of income to the Company. This entry was reversed in the third quarter 1999 as the profit realized was determined to be for a holding period exceeding six months and, therefore, the short swing profit rule was not applicable.