Form 10KSB
period 1999-12-31
PAN INTERNATIONAL GAMING INC
filed 2000-03-15
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the Fiscal Year Ended December 31, 1999

                         Commission File Number: 0-19471

                         PAN INTERNATIONAL GAMING, INC.
                    (formerly PAN Environmental Corporation)
             (Exact name of registrant as specified in its charter)

Nevada                                                       91-1942841
------                                                       ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There was no revenue for the fiscal year ended December 31, 1999.

As of December 31, 1999, the aggregate number of shares of Common Stock held by non-affiliates was 2,736,568 shares.

As of December 31, 1999, the aggregate number of shares outstanding of the registrant's Common Stock was 4,508,413. Since there was no established market for the registrants's Common Stock, the registrant cannot estimate the market value for such shares. See Item 5.

Documents incorporated by reference:  See Exhibit Index, pages 16-17.

                                TABLE OF CONTENTS


                                     PART I

Item 1.      Business                                                               3
Item 2.      Properties                                                             6
Item 3.      Legal Proceedings                                                      6
Item 4.      Submission of Matters to a Vote of Security Holders                    7


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters               7
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              9
Item 7.      Financial Statements                                                  11
Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Matters                                                 11


                                    PART III

Item 9.      Directors, Executive Officers, promoters and Control Persons
             Compliance with Section 16(a) of the Exchange Act                     12
Item 10.     Executive Compensation                                                13
Item 11.     Security Ownership of Certain Beneficial Owners and Management        14
Item 12.     Certain Relationships and Related Transactions                        15
Item 13      Exhibits                                                              15

                                     PART I

ITEM 1.      BUSINESS

General


       The Company focused its attention during 1997, 1998 and 1999 upon the acquisition of a company or companies with sufficient capital to sustain the acquired operations, so as to improve its business prospects.

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

       On August 25, 1999 the Company filed a lawsuit in the United States District Court, Southern District of New York, against Tropical, Whitfield Holdings, Ltd., Timothy S. Shiah, and Thomas D. DiNola alleging common law fraud, securities fraud, conversion, breach of contract, tortuous interference and seeking $8,000,000 in damages from the various causes of action.

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


Common Shares Issuances For Acquisitions

       On May 22, 1998 the Company acquired Whitfield Holdings, Ltd. The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the acquisition of Whitfield from its shareholders on a performance basis. The shares were to have been released out of escrow on a quarterly basis based on revenues received by Whitfield. If the Company, through Whitfield, were to receive $1,992,000 in annual revenues, all 3,200,000 shares would have been released. The Company did release 59,571 shares out of escrow, in good faith, for the $37,090 revenues accrued for nine days operation for the first quarter ended May 31, 1998. This money, along with accrued revenues through December 31, 1998 totaling $499,091, was never paid and the shares in escrow will be canceled. The Company is planning to institute legal action to recover these accrued revenues along with $566,805 in loans. There is no assurance that the Company will ever be able to collect on its claims. As of August 25, 1999 the Company cancelled all 3,200,000 shares for fraud and failure of consideration.


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


ITEM 2.      PROPERTIES

       The Company had no assets nor any property, other than the shares issued to settle out previous option-holders of PAN, the shares issued in escrow to settle out debt, and the potential for recovery from the Company's claims against Tropical International Sports, Inc., Whitfield Holdings, Ltd., Timothy
S. Shiah, and Thomas D. DiNola.

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


ITEM 3.      LEGAL PROCEEDINGS

       There are no pending or threatened material legal proceedings to which the Company or any of its property is subject, except for the counterclaim by Timothy S. Shiah alleging fraud and seeking $500,000 in damages. The Company believes this counterclaim to have absolutely no merit.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

       None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       There is no established trading market for shares of the Company's Common Stock. Although the Company's Common Stock is quoted on the NASD's OTC Bulletin Board from time to time, such quotations are limited, sporadic and often volatile. Accordingly, shareholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during 1999 and 1998. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 1999 there were approximately 325 holders of record of the Company's Common Stock.

             Quarter            Year         High       Low
             -------            ----         ----       ---
             Jan-Mar            1998          .562      .220
             Apr-Jun            1998          .875      .688
             Jul-Sep            1998        1.125       .750
             Oct-Dec            1998        1.188       .563
             Jan-Mar            1999          .410      .500
             Apr-Jun            1999          .375      .750
             Jul-Sep            1999          .281      .563
             Oct-Dec            1999          .312     1.750


Dividends

       No dividends on Common Stock of the Company have been paid and no such payment is anticipated in the foreseeable future.



Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Unregistered Securities.

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

1998

       The Company issued 30,000 shares of restricted Rule 144 common stock on February 3, 1998 for debt settlement at a deemed value of $15,000 to Clifford M. Johnston. The additional stock was issued for the purpose of the final settlement agreement of 80,000 shares to be issued, 40,000 shares each, to Robert Bickel and Ronald Williams for settling out judgments of$122,709 and $121,809 respectively. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

       The Company issued 3,200,000 shares of restricted Rule 144 common stock into escrow for the shareholders of Whitfield Holdings, Ltd. The stock was issued to acquire 100% of the issued and outstanding stock of Whitfield. The shares were to be released out of escrow on a quarterly basis based on actual revenues received by Whitfield. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. As of August 25, 1999 the Company cancelled all 3,200,000 shares for fraud and failure of consideration.

       The Company issued 800,000 shares of restricted Rule 144 common stock to Bristol Media, Ltd. for services rendered incident to the acquisition of Whitfield Holdings,

Ltd. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

       The Company issued 50,000 shares of restricted Rule 144 common stock to Joseph Shiah for $25,000 in cash. The stock was issued for the purpose of making a loan to Tropical International Sports, Inc. The issuance of these shares was deemed exempt from the registration provision of the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. As of August 25, 1999 the Company cancelled all 50,000 shares for fraud and failure of consideration.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company has produced no revenues during the last three fiscal years, other than the accrued revenues which it is now seeking to collect, and is seeking to acquire an interest in a business opportunity. If a business combination is consummated, the Company will be subject to all the risks of the acquired business, which may be a start- up or developmental-stage corporation. If a business acquisition is consummated, there can be no assurance that the business can be operated profitably or develop into a successful business. Profitability will depend on many factors, including the success of the Company's marketing program, the control of expense levels and the success of the Company's business activities. The Company may incur substantial operating losses after the proposed business acquisition. The Company's ability to continue its operations is also dependent upon the availability of additional capital. See "Liquidity and Capital Resources".

       The results of operations for the year ending December 31, 1999 reflect an operating loss of $364,942 compared to a loss of $905,231 for the year ending December 31, 1998. Included in the $364,942 loss were the $100,000 in Whitfield equipment write-offs, the $3,745 in professional fees, $2,117 in investor relations expense, $60,000 in investor relations fees, $40,379 in legal fees, $7,769 in SEC electronic filing expense, $14,000 in accounting fees, $1,175 in Internet and website expense, $130,000 in wages and salaries, and $5,757 in other expenses.

       Included in the $905,231 loss were the $566,805 in bad debts for loans made to Tropical, $63,205 in investor relations expense, $51,753 in consulting fees, $48,000 in investor relations fees, $25,424 in interest expense, $25,239 in legal fees, $16,584 in SEC electronic filing expense, $14,000 in accounting fees, $12,445 in Internet and web-site expense, and $17,596 in other expenses.

       The accumulated deficit at December 31, 1999 was $2,635,734, compared to $2,274,387 at December 31, 1998. The Company sponsored no research and development during fiscal 1999, 1998 or 1997. The rate of inflation as measured by changes in the consumer price index had no effect on the revenues or net earnings of the Company in its two most recent fiscal years.

       The was no provision for federal income tax for the years ended December 31, 1999, 1998, 1997 as the Company incurred net operating losses.


Liquidity and Capital Resources; Plan of Operation

       As of December 31, 1999 the Company had no cash reserves or cash equivalents. During the last two fiscal years, the Company has financed itself through the issuance of common stock and through loans and capital contributions from certain shareholders. At December 31, 1999 the Company had current assets of $89 and current liabilities of $722,315, resulting in a working capital deficiency of $722,226. This can be compared to current assets of $50 and current liabilities of $664,928 at December 31, 1998, and a working capital deficiency of $664,878.

       In light of the Company's significant working capital deficiency, the Company's independent auditor included an explanatory paragraph in his audit opinion with respect to the Company's 1999 financial statements which indicated substantial doubt about the Company's ability to continue as a going concern. Due to the plans of the Company to acquire a business entity having sufficient assets and cash flow to enable the Company to be self-sufficient and to raise additional working capital through equity financing, the financial statements were prepared on the assumption that the Company would continue its operations as a going concern, rather than based on the assumption of liquidation. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's ability to acquire a business entity or obtain financing.

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


ITEM 7.      FINANCIAL STATEMENTS

       Attached hereto and incorporated herein by this reference are audited financial statements for the fiscal years ending December 31, 1999, 1998 and 1997.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

       The directors and executive officers of the Company as of December 31, 1999 were as follows:

       Name                    Age    Position
       ----                    ---    --------
       Jerry Cornwell           61    President, Chief Executive Officer, Director
       Clifford M. Johnston     60    Vice President, Chief Financial Officer, Director
       Kenneth A. Burns         47    Secretary/Treasurer, Director
       Judy Morton Johnston     52    Assistant Secretary/Assistant Treasurer

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


 Compliance with Section 16(a) of the Exchange Act

       Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Clifford M. Johnston and Judy Morton Johnston failed to file seven monthly reports covering ten transactions on Form 4, but did report the transactions on their 1999 year end report on Form 5; and that Jerry Cornwell failed to file nine monthly reports covering forty transactions on Form 4, but did report the transactions on his year end Form 5.


ITEM 10.     EXECUTIVE COMPENSATION

       During fiscal year ended December 31, 1999 Jerry Cornwell was issued 90,000 shares of S-8 registered stock in lieu of $60,000 in current salary and $30,000 in future salary; Clifford M. Johnston was issued 75,000 shares of S-8 registered stock in lieu of $50,000 in current salary and $25,000 in future salary; Judy Morton Johnston was issued 30,000 shares of S-8 registered stock in lieu of $20,000 in current salary and $10,000 in future salary. The future salaries were accounted for as prepaid expense. No other executive officer's salary and bonus exceeded $10,000 during any of the Company's last three fiscal years.

       There were no cash bonus, deferred compensation plans, or stock option plans in effect at December 31, 1999. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future. No stock options were issued by the Company in 1999.

       Directors received no cash compensation for serving on the Board of Directors or its committees during the year ended December 31, 1999.

                              Summary Compensation Table

       Name and                                          Option      Other
       Principle Position       Year        Salary       Grants      Compensation
       ------------------       ----        ------       ------      ------------
       Jerry Cornwell           1999          -0-          -0-       $60,000
       President, CEO           1998          -0-          -0-       $30,000
                                1997          -0-          -0-          -0-

       Clifford M. Johnston     1999          -0-          -0-       $50,000
       Vice President           1998          -0-          -0-       $25,000
                                1997          -0-          -0-          -0-

       Judy Morton Johnston     1999          -0-          -0-       $20,000
       Asst. Sec./Asst. Treas.  1998          -0-          -0-       $10,000
                                1997          -0-          -0-          -0-


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 31, 1999, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address                            Amount / Nature                Percent
of Beneficial Owner                         of Ownership (1)               of Class
-------------------                         ----------------               --------

Jerry Cornwell (2)                             1,622,575                    35.99%
14424 SE 78th Way
Newcastle, WA  98059

Clifford M. Johnston (3)                         853,729                    18.94%
19111 3rd Ave NW
Seattle, WA  98177

Judy Morton Johnston (4)                         853,729                    18.94%
19111 3rd Ave NW
Seattle, WA  98177

All officers and directors
as a group                                     1,771,845                    39.30%

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

(2) Because of his sole or shared investment power over the Company's Common Stock beneficially owned by the corporation and limited liability companies, Jerry Cornwell is deemed beneficial owner of the 713,940 shares owned by XXX Enterprises Corp. and 682,806 shares owned by Bristol Media, Ltd., and the 21,653 shares owned by Valhalla Financial Group, L.L.C.

(3) Because of his shared investment power over the Company's Common Stock beneficially owned by the business trust and limited liability companies, Clifford M. Johnston is deemed beneficial owner of the 72,270 shares owned by J & J Family Business Trust, the 21,653 shares owned by Valhalla Financial Group, L.L.C., the 682,806 shares owned by Bristol Media, Ltd., and the 59,500 shares owned by 4 Point Lake, LLC.

(4) Because of her shared investment power over the Company's Common Stock beneficially owned by the business trust and the limited liability company, Judy Morton Johnston is deemed the beneficial owner of the 72,270 shares owned by J & J Family Business Trust, the 682,806 shares owned by Bristol Media, Ltd., the 21,653 shares owned by Valhalla Financial Group, L.L.C., and the 59,500 shares owned by 4 Point Lake, LLC.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


ITEM 13.     EXHIBITS

The following documents are filed as part of this report:

(1)    Exhibits.

       The exhibits required to be filed by this report are listed in the
       Exhibit Index on pages 16 and 17.

(2) Audited Financial Statements for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

(3)    27.1 Financial Data Schedule

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

2.6          Agreement and Plan of Business Combination for acquisition of Whitfield
             Holdings, Ltd.  Reference is hereby made to Exhibit 10.1 of the Company's
             8-K filed on June 5, 1998.

2.7          Articles of Merger between PAN Environmental Corporation and PAN
             International Gaming, Inc.  The name of the surviving corporation is PAN
             International Gaming, Inc., a Nevada corporation.  The name of the corporation being merged into this surviving corporation is PAN
             Environmental Corporation, a Delaware corporation, which is incorporated herein by reference.


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY











                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
Accountant's Report                                                       1

Consolidated Statement of Financial Position
at December 31, 1999, 1998, and 1997                                    2-3

Consolidated Statement of Operations for the
Years Ended December 31, 1999, 1998 and 1997                              4

Consolidated Statement of Cash Flows for the
Years Ended December 31, 1999, 1998 and 1997                              5

Consolidated Statement of Changes in
Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                        6-7

Notes to Consolidated Financial Statements                             8-14

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of PAN International Gaming, Inc.
(formerly PAN Environmental Corporation)
Shoreline, Washington

I have audited the accompanying Consolidated Balance Sheet of PAN International Gaming, Inc. and subsidiary as of December 31, 1999, 1998 and 1997 and the related Consolidated Statements of Loss and Deficit, Consolidated Statement of Cash Flows for the periods then ended, and the Consolidated Statement of Changes in Shareholders' Equity. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAN International Gaming, Inc. and subsidiary as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PAN International Gaming, Inc. will continue as a going concern. As discussed in
Note 6 to the financial statements, PAN International Gaming, Inc. is engaged in new operations, and the ability to continue to exist as a going concern relies on the company's ability to retain adequate financing and to generate sufficient sales. Management plans in this regard are described in Note 6. The financial statements do not include any adjustment that might result from the outcome of the uncertainty of future agreements, financings or sales.



WILLIAM L. BUTCHER, CPA P.S.
Everett, Washington
March 15, 2000

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                        DECEMBER 31, 1999, 1998 and 1997


                                     ASSETS


                                        12/31/99         12/31/98           12/31/97
                                      -----------       -----------        ---------
CURRENT ASSETS

  Cash in Bank                         $        89      $        50       $         -0-
  Loan Receivable - Tropical
    (Note 9)                               566,805          566,805                 -0-
  Less: Reserve For Bad Debt              (566,805)        (566,805)                -0-
  License Fee Receiv. - Tropical
    (Note 10)                              499,901          499,091                 -0-
  Less: Reserve For Bad Debt              (499,901)        (499,091)                -0-
                                          --------         --------       -------------

         Total Current Assets                   89               50                 -0-

FIXED ASSETS

  Gaming System-Hardware (Note 1,
    Note 11)                                47,030           47,030                 -0-
  Less: Reserve For Bad Debt               (47,030)             -0-                 -0-
  Gaming System-Software (Note 1,
    Note 11)                                52,970           52,970                 -0-
  Less: Reserve For Bad Debt               (52,970)             -0-                 -0-
                                          --------         --------       -------------

         Total Fixed Assets                    -0-          100,000                 -0-

OTHER ASSETS

  Prepaid Expenses (Note 3)                 55,667          259,667                 -0-
  Settlement Agreement-principals          360,000          360,000             360,000
  Escrowed shares for debt,
    Millard account                        125,448          125,448             225,000
  Investment-Whitfield Holdings
    (Note 5)                                   -0-        3,200,000                 -0-
  Investment-Whitfield/Unearned
    (Note 5)                                   -0-       (3,140,421)                -0-
                                          --------         --------       -------------

         Total Other Assets                541,115          804,694             585,000
                                          --------         --------       -------------

TOTAL ASSETS                           $   541,204      $   904,744       $     585,000
                                       ===========      ===========       =============



  The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                        DECEMBER 31, 1999, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                        12/31/99      12/31/98      12/31/97
                                        --------      --------      --------
CURRENT LIABILITIES

  Accounts Payable (Note 3)             $308,270      $250,883      $448,245
  Conv. Notes Payable (Note 8)           395,250       395,250           -0-
  Taxes payable                           18,795        18,795        18,795
  Judgment payable (Note 3)                  -0-           -0-       200,909
  Accrued judgment interest
    (Note 3)                                 -0-           -0-        94,902
                                        --------      --------      --------

         Total Current Liabilities       722,315       664,298       762,851

LONG TERM LIABILITIES

  Stipulation Payable-Roake
    (Note 3)                             225,000       225,000           -0-
                                        --------      --------      --------

         Total Liabilities               947,315       889,928       762,851


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    3,188,163 shares issued and
    outstanding at December 31,
    1997; 7,758,413 shares at
    December 31, 1998; and
    4,508,413 shares at
    December 31, 1999                      4,508         7,758         3,188
  Additional paid-in capital
    (Note 5)                           2,225,115     5,421,866     1,417,635
  Common Stock-Unearned Escrow
    (Note 5)                                 -0-    (3,140,421)          -0-
  Accumulated Deficit                 (2,635,734)   (2,274,387)   (1,598,674)
                                      ----------    ----------    ----------

         Total Stockholders' Equity     (406,111)       14,816      (177,851)
                                      ----------        ------    ----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                 $   541,204   $   904,744   $   585,000
                                     ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                     Year Ended      Year Ended     Year Ended
                                     12/31/99         12/31/98      12/31/97
                                     --------         --------      --------

REVENUE (Note 10)                    $     -0-       $     -0-     $     -0-

  Less: Bad Debt (Note 10)                 -0-        (499,091)          -0-

COST OF SALES                              -0-             -0-           -0-
                                     ---------       ---------     ---------

GROSS PROFIT (LOSS)                        -0-             -0-           -0-
                                     ---------       ---------     ---------

OPERATING EXPENSES
  Bad Debt (Note 9)                    100,000         566,805           -0-
  Professional fees                      3,745           1,610        58,690
  Accounting fees (Note 12)             14,000          14,000           -0-
  Consulting fees (Note 12)                -0-          51,753           -0-
  Legal fees                            40,379          25,239           -0-
  Transfer Agent fees                    1,005           3,095           -0-
  Internet & web site fees               1,175          12,445           -0-
  Investor relations expense
    (Note 12)                            2,117          63,205           -0-
  Investor relations fees
    (Note 12)                           60,000          48,000           -0-
  SEC electronic filing expense          7,769          16,584           -0-
  Interest                                 -0-          25,424        47,451
  Travel                                 2,729           8,443           -0-
  Taxes and licenses                       110             260        10,918
  Telephone                                -0-           1,450           -0-
  Office expense                           742             455         3,238
  Bank charges                              96             274           -0-
  Wages and salaries (Note 12)         130,000          65,000           -0-
  Postage and delivery                   1,075           2,009           154
                                     ---------       ---------     ---------

Total Operating Expenses             $ 364,942       $ 906,051     $ 120,451
                                     ---------       ---------     ---------

(LOSS) FROM OPERATIONS                (364,942)       (906,051)     (120,451)
                                     ---------       ---------     ---------

OTHER EXPENSE                              -0-          (5,000)          -0-

OTHER INCOME                               -0-           5,820         2,389

PROVISION FOR INCOME TAX                   -0-             -0-           -0-

NET INCOME (LOSS)                    $(364,942)      $(905,231)    $(118,062)
                                     ---------       =========     =========

NET INCOME (LOSS) PER SHARE          $   (.081)      $   (.117)    $   (.037)
                                     =========       =========     =========


  The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                               Year Ended       Year Ended        Year Ended
                                                12/31/99         12/31/98          12/31/97
                                                --------         --------          --------
Cash Flows From
Operating Activities:

Net Profit (Loss)                             $  (364,942)      $  (905,231)      $(118,062)
                                              -----------       -----------       ---------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                             57,387          (197,362)         (3,388)
      Taxes payable, accrued
        wages, accrued interest                       -0-               -0-          47,451
      Judgment payable                                -0-          (200,909)            -0-
      Accrued judgment interest                       -0-           (94,902)            -0-
      Stipulation payable                             -0-           225,000             -0-
      Adjustment to retained earnings
        for subsidiary adjustment                  (3,595)          229,518             -0-
                                              -----------       -----------       ---------

Net Cash Provided by
Operating Activities:                              60,982           (38,655)        (73,999)
                                              -----------       -----------       ---------


Cash Flows From
Investing Activities:
  Increase (Decrease) In:
    Current assets                                    -0-               -0-             -0-
    Fixed assets                                 (100,000)          100,000             -0-
    Other assets                                 (263,579)          219,694             -0-
                                              -----------       -----------       ---------

Net Cash Used In
Investing Activities:                            (363,579)          319,694             -0-
                                              -----------       -----------       ---------


Cash Flows From
Financing Activities:
  Increase (Decrease) In:
    Common stock                                   (3,250)            4,570             340
    Additional paid-in capital                    (56,330)          863,810          73,659
  Loans from officers                                 -0-               -0-             -0-
  (Payment of) proceeds from debt                     -0-           395,250             -0-
                                              -----------       -----------       ---------

Net Cash Received From
Financing Activities:                             (59,580)        1,263,630          73,999
                                              -----------       -----------       ---------

NET INCREASE (DECREASE) IN CASH                        39                50             -0-

Cash Beginning of Periods                              50               -0-             -0-
                                              -----------       -----------       ---------

Cash End of Periods                                    89                50             -0-
                                              ===========       ===========       =========

  The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                          Common Stock
                                   --------------------------     Additional
                                                                    Paid In       Accumulated
                                     Shares            Amount       Capital         Deficit           Totals
                                     ------            ------       -------         -------           ------
BALANCE, DECEMBER 31, 1996         2,848,163           2,848       1,343,976      (1,480,612)        (133,788)


Common stock issued at $0.50
per share to C. M. Johnston
for consulting services re:
Williams and Bickel                   50,000              50          24,950             -0-           25,000

Common stock issued to
Bristol Media, Ltd. re:
Douthwaite settlement                130,000             130           8,870             -0-            9,000

Common stock issued to
Stephen M. Roake IRA for
payment of accounting, audit
and transfer agent fees               60,000              60          14,940             -0-           15,000

Common stock issued to
Bristol Media, Ltd. for
payment of accounts payable,
audit and legal                      100,000             100          24,900             -0-           25,000

Net (loss) for the period
ended December 31, 1997                  -0-             -0-             -0-        (118,062)        (118,062)
                                   ---------      ----------      ----------      ----------       ----------

BALANCE, DECEMBER 31, 1997         3,188,163           3,188       1,417,635      (1,598,674)        (177,851)


Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                            30,000              30          14,970             -0-           15,000

Adjustment to retained
earnings                                 -0-             -0-             -0-         229,518          229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                     3,200,000           3,200         156,380             -0-          159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.             800,000             800             -0-             -0-              800

Common stock issued at $0.50
per share in New York
private placement                     50,000              50          24,950             -0-           25,000

  The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                          Common Stock
                                   --------------------------    Additional
                                                                  Paid In     Accumulated
                                     Shares        Amount         Capital       Deficit         Totals
                                     ------        ------         -------       -------         ------
Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                      -0-         -0-        177,750             -0-          177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998           490,250         490        489,760             -0-          490,250

Net income (loss) for the
period ended
December 31, 1998                         -0-         -0-            -0-        (905,231)        (905,231)
                                   ----------      ------      ---------      ----------       ----------

BALANCE, DECEMBER 31, 1998          7,758,413       7,758      2,281,445      (2,274,387)          14,816
                                   ==========      ======      =========      ==========       ==========


Cancellation of 3,200,000
shares for fraud and
failure of consideration
August 1999                        (3,200,000)     (3,200)           -0-             -0-              -0-

Cancellation of 50,000
shares for fraud and
failure of consideration
August 1999                           (50,000)        (50)           -0-             -0-              -0-

Net income (loss) for the
period ended
December 21, 1999                         -0-         -0-            -0-        (364,942)        (364,942)

Adjustment to retained
earnings                                  -0-         -0-            -0-             -0-            3,595
                                   ----------      ------      ---------      ----------       ----------

BALANCE, DECEMBER 31, 1999          4,508,413       4,508      2,281,455      (2,639,291)         364,531
                                   ==========      ======      =========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997


Note 1.  Organization and Basis of Accounting - continued

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month. The Company deducted this purchase price from its loans receivable to Tropical International Sports, Inc. subject to proof of payment. These amounts were never paid by Tropical and the loans receivable account from Tropical have been increased accordingly. (See Note 9.) Tropical is in default on all agreements and PAN has filed a lawsuit against Tropical, Whitfield Holdings, Ltd., Timothy S. Shiah, and Thomas D. DiNola. (See
Note 15.)


Note 2.  Summary of Significant Accounting Policies

This summary of significant accounting policies of PAN International Gaming, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

See the Company above.

Acquisition of Whitfield

The acquisition of Whitfield Holdings, Ltd. was accounted for on a purchase basis. All intercompany accounts have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. Depreciation is computed for financial statement purposes as well as for federal income tax purposes using the MACRS (Modified Accelerated Cost Recovery System) method of depreciation. Equipment is depreciated over five years. Software is amortized over five years.

No depreciation was taken on the gaming system hardware or the gaming system software which were listed as fixed assets on the books of Whitfield Holdings, Ltd. until the legal claims of the Company against Tropical International Sports, Inc. are resolved. Such assets may well be the subject of additional claims by the Company.

Income Taxes

The Company has not filed any tax returns since inception. It is anticipated that if tax returns were filed, the company would have net operating losses. The current deficit of $2,635,734 at December 31, 1999 would potentially create a similar net operating loss.

Note 3.  Judgments Payable

The Company also defaulted in a share repurchase agreement with a stockholder of the Company, resulting in a default judgment in 1995 in the amount of $200,909. The judgment bears interest at the rate of 25% per annum on $161,250 (principal portion) and 18% per annum on $39,659 (interest, attorney fee and costs portion). As of February 12, 1999, the $200,909 judgment was vacated in exchange for a $225,000 stipulation bearing interest at the rate of 8-1/2% which shall be due and payable January 31, 2000. The $94,902 of accrued judgment interest was settled through the transfer of 189,804 shares held by Douglas Millard, Escrow Agent.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

Note 3.  Judgments Payable - continued

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


Note 4.  Prepaid Expense

The Company accrued $130,000 of salaries payable in the twelve months ended December 31, 1999 to the Company's officers, $48,000 of investor relations fees payable, and $14,000 of accounting and administration fees payable, all of which were settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages, investor relations fees and accounting and administration fees not yet accrued were accounted for as prepaid expense. (See
Note 12.)


Note 5.  Stockholders' Equity and Capital Stock

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

Note 11.  Gaming System Hardware and Software - Tropical

The Company cannot locate the $100,000 of gaming system hardware and software and believes it was taken out of Antigua or sold. A reserve for bad debts has been set up in the same amount, thus zeroing out this item as an asset.

Note 12.  S-8 Offering

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


Note 13.  Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.


Note 14.  Certain Transactions

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


Note 15.  Litigation - Tropical

On January 15, 1999 the company announced that the previously reported failure to pay accrued amounts owed to its wholly owned subsidiary, Whitfield Holdings, Ltd. by Tropical International Sports, Inc., its race and sports book licensee, has continued and is now in default.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

Note 3.  Litigation - Tropical - continued

The Company send a demand letter to Tropical for immediate payment of $566,805 in loans, more than $200,000 in license fees through August 31, 1998 and an unverified amount of license fees and the related accounting for the period ended November 30, 1998. The Company received no response to its demand for payment.

On August 25, 1999 the Company filed a lawsuit in the United States District Court, Southern District of New York, against Tropical, Whitfield Holdings, Ltd., Timothy S. Shiah and Thomas D. DiNola alleging common law fraud, securities fraud, conversion, breach of contract, tortuous interference and seeking $8,000,000 in damages from the various causes of action. Timothy S. Shiah is counterclaiming against the Company for damages of$500,000 which the Company believes is absolutely without merit.

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


March 15, 2000


PAN INTERNATIONAL GAMING, INC.
A NEVADA CORPORATION



by


-------------------------------             ------------------------------------
Jerry Cornwell                              Jerry Cornwell
Agent on behalf of the Company              President, CEO



------------------------------              ------------------------------------
Kenneth A. Burns                            Jerry Cornwell, Director
Secretary/Treasurer


                                            ------------------------------------
                                            Kenneth A. Burns, Director


                                             /S/ CLIFFORD M. JOHNSTON
                                            ------------------------------------
                                            Clifford M. Johnston, Director