Form 10QSB
period 2000-03-31
PAN INTERNATIONAL GAMING INC
filed 2000-05-16
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended                           Commission File Number:  0-19471
March 31, 2000


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



                                     ASSETS

                                                     As of              As of
                                                    March 31          December 31
                                                      2000               1999
                                                 -------------       -------------
CURRENT ASSETS

  Cash in Bank                                   $          66       $          89
  Loan Receivable - Tropical (Note 9)                  566,805             566,805
  Less: Reserve For Bad Debt                          (566,805)           (566,805)
  License Fee Receiv. - Tropical (Note 10)             499,091             499,091
  Less: Reserve For Bad Debt                          (499,091)           (499,091)
                                                 -------------       -------------

        Total Current Assets                                66                  89

FIXED ASSETS

  Gaming System-Hardware (Note 1, Note 11)              47,030              47,030
  Less: Reserve For Bad Debt                           (47,030)            (47,030)
  Gaming System-Software (Note 1, Note 11)              52,970              52,970
  Less: Reserve For Bad Debt                           (52,090)            (52,090)
                                                 -------------       -------------

        Total Fixed Assets                                 -0-                 -0-

OTHER ASSETS

  Prepaid Expenses (Note 3)                             23,167              55,667
  Settlement Agreement-principals                      360,000             360,000
  Escrowed shares for debt, Millard account            125,448             125,448
                                                 -------------       -------------


        Total Other Assets                             508,615             541,115
                                                 -------------       -------------

TOTAL ASSETS                                     $     508,681       $     541,204
                                                 =============       =============



   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     As of               As of
                                                    March 31          December 31
                                                      2000               1999
                                                 -------------       -------------
CURRENT LIABILITIES

  Accounts Payable                               $     323,850       $     308,270
  Conv. Notes Payable (Note 7)                         395,250             395,250
  Taxes payable                                         18,795              18,795
                                                 -------------       -------------

        Total Current Liabilities                      737,895             722,315

LONG TERM LIABILITIES

  Stipulation Payable-Roake (Note 3)                   225,000             225,000
                                                 -------------       -------------

        Total Liabilities                              962,895             947,315


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 4,508,413 shares
    at December 31, 1998; and 4,508,413 shares
    at March 31, 1999                                    4,508               4,508
  Additional paid-in capital                         2,225,115           2,225,115
  Accumulated Deficit                               (2,683,837)         (2,635,734)
                                                 -------------       -------------

        Total Stockholders' Equity                    (454,214)           (406,111)
                                                 -------------       -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     508,681       $     541,204
                                                 =============       =============

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)


                                                    For the three months ended
                                                 ---------------------------------
                                                   March 31            March 31
                                                     2000                1999
                                                 -------------       -------------
Sales and Service Revenue (Note 14)              $         -0-       $      29,000
                                                 -------------       -------------


Costs and Expenses
Materials, supplies and operating expenses              48,103              93,016
                                                 -------------       -------------

Total Costs and Expenses                         $      48,013       $      93,016
                                                 -------------       -------------

Other Expense (Note 6)                           $         -0-                 -0-
                                                 -------------       -------------


Net Income (Loss)                                $     (48,013)      $     (64,016)
                                                 =============       =============


Net Income (Loss) per Common Share (1)           $       (0.01)      $       (0.01)
                                                 =============       =============


Dividends per Common Share                       $         -0-       $         -0-
                                                 =============       =============

Notes:

(1) Based on net income, divided by
    average number of common shares
    outstanding of                                   4,508,413           7,758,413

   The accompanying notes are an integral part of these financial statements.

                          PAN ENVIRONMENTAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)



                                                     For the three months ended
                                                 ---------------------------------
                                                    March 31            March 31
                                                      2000                1999
                                                 -------------       -------------
Cash Flows From Operating Activities:
Net Income                                       $     (48,103)      $     (64,016)
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net             15,580              12,989
                                                 -------------       -------------

Net Cash From Operating Activities                     (32,523)            (51,027)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                               -0-                 -0-
                                                 -------------       -------------

Net Cash Flow From Investing Activities                    -0-                 -0-


Cash Flow From financing Activities:
Decrease in other assets                                32,500              51,000
                                                 -------------       -------------

Net Cash Used in Financing Activities                   32,500              51,000

Net (decrease) increase in cash and
cash equivalents                                           (23)                (27)


Cash and Cash Equivalents:

Beginning of period                                         89                  50
                                                 -------------       -------------

End of Period                                               66                  23
                                                 -------------       -------------

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

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. Depreciation is computer for financial statement purposes as well as for federal income tax purposes using the MACRS (Modified Accelerated Cost Recovery System) method of depreciation. Equipment is depreciated over five years. Software is amortized over five years.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Note 4.  Prepaid Expense

The Company accrued $32,500 of salaries payable in the three months ended December 31, 1999 to the Company's officers, which was settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages were accounted for as prepaid expense. (See Note 12.)


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


Note 14.  Certain Transactions

The Company had an investor relations contract for the period beginning January 1, 1998 through December 31, 1999 with TCKTS, L.L.C. dba Bristol Media, Ltd., which is owned by Jerry Cornwell, President and Director of the Company, and Clifford M. Johnston, Vice President and Director of the Company. The contract is on terms equal to or better than industry standards for such contracts.

The Company also had a consulting agreement for the period beginning January 1, 1998 through December 31, 1999 with Quality Tax Service, Inc., which is owned by Clifford M. Johnston, Vice President and Director of the Company, and Judy Morton Johnston, Assistant Secretary/Assistant Treasurer of the Company. The contract is on terms equal to or better than industry standards for such contracts.


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


Note 16.  Subsequent Events

In May 2000, the Company settled out the $395,250 in convertible notes for 475,917 shares of common stock. Concurrent with this settlement of convertible notes, the company also settled with Timothy S. Shiah dismissing with prejudice both the Company's lawsuit and Shiah's $500,000 counterclaim.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are unaudited financial statements for the quarter ending March 31, 2000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending March 31, 2000 reflect an operating loss of $48,103 as compared to a loss of $64,016 for the quarter ending March 31, 1999. Included in the $48,103 loss were $15,580 increase in accounts payable amounts due to operating expenses, $32,500 in salaries and $2,500 in professional.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $737,895 and current assets of $66.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On August 25, 1999, PAN filed a lawsuit in the United States District Court, Southern District of New York against Tropical International Sports, Inc., Whitfield Holdings, Ltd., Timothy S. Shiah and Thomas D. DiNola alleging common fraud, conversion, breach of contract, and tortious interference, seeking $8,000,000 in damages from the various causes of action. Timothy S. Shiah answered the lawsuit and counterclaimed for $500,000 in May 2000. As a subsequent event the lawsuit and counterclaim were settled by dismissing the lawsuits with prejudice.


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


Dated:  May 12, 2000



---------------------------------
Jerry Cornwell
President & CEO

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY













                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED MARCH 31, 2000 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
Consolidated Statement of Financial Position
at March 31, 2000 and December 31, 1999 and 1998                                    1-2


Consolidated Statement of Operations for the Period Ended
March 31, 2000 and the Years Ended December 31, 1999 and 1998                         3


Consolidated Statement of Cash Flows for the Period Ended
March 31, 2000 and the Years Ended December 31, 1999 and 1998                         4


Consolidated Statement of Changes in Stockholders'
Equity for the Period Ended March 31, 2000 and the
Years Ended December 31, 1999 and 1998                                              5-6


Notes to Consolidated Financial Statements                                         7-14

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                          ASSETS


                                                          03/31/00           12/31/99           12/31/98
                                                        ------------       ------------       ------------
CURRENT ASSETS

  Cash in Bank                                          $         66       $         89       $         50
  Loan Receivable - Tropical
    (Note 9)                                                 566,805            566,805            566,805
  Less: Reserve For Bad Debt                                (566,805)          (566,805)          (566,805)
  License Fee Receiv. - Tropical
    (Note 10)                                                499,901            499,901            499,091
  Less: Reserve For Bad Debt                                (499,901)          (499,901)          (499,091)
                                                        ------------       ------------       ------------

            Total Current Assets                                  66                 89                 50

FIXED ASSETS

  Gaming System-Hardware (Note 1,
    Note 11)                                                  47,030             47,030             47,030
  Less: Reserve For Bad Debt                                 (47,030)           (47,030)               -0-
  Gaming System-Software (Note 1,
    Note 11)                                                  52,970             52,970             52,970
  Less: Reserve For Bad Debt                                 (52,970)           (52,970)               -0-
                                                        ------------       ------------       ------------

            Total Fixed Assets                                   -0-                -0-            100,000

OTHER ASSETS

  Prepaid Expenses (Note 3)                                   23,167             55,667            259,667
  Settlement Agreement-principals                            360,000            360,000            360,000
  Escrowed shares for debt,
    Millard account                                          125,448            125,448            125,448
  Investment-Whitfield Holdings
    (Note 5)                                                     -0-                -0-          3,200,000
  Investment-Whitfield/Unearned
    (Note 5)                                                     -0-                -0-         (3,140,421)
                                                        ------------       ------------       ------------

            Total Other Assets                               508,615            541,115            804,694
                                                        ------------       ------------       ------------

TOTAL ASSETS                                            $    508,681       $    541,204       $    904,744
                                                        ============       ============       ============


  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          03/31/00           12/31/99           12/31/98
                                                        ------------       ------------       ------------
CURRENT LIABILITIES

  Accounts Payable (Note 3)                             $    323,850       $    308,270       $    250,883
  Conv. Notes Payable (Note 8)                               395,250            395,250            395,250
  Taxes payable                                               18,795             18,795             18,795
                                                        ------------       ------------       ------------

            Total Current Liabilities                        737,895            722,315            664,298

LONG TERM LIABILITIES

  Stipulation Payable-Roake
    (Note 3)                                                 225,000            225,000            225,000
                                                        ------------       ------------       ------------

            Total Liabilities                                962,895            947,315            889,928


STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value;
    50,000,000 shares authorized;
    7,758,413 shares at December
    31, 1998; and 4,508,413 shares
    at December 31, 1999; and
    4,508,413 at March 31, 2000                                4,508              4,508              7,758
  Additional paid-in capital
    (Note 5)                                               2,225,115          2,225,115          5,421,866
  Common Stock-Unearned Escrow
    (Note 5)                                                     -0-                -0-         (3,140,421)
  Accumulated Deficit                                     (2,683,837)        (2,635,734)        (2,274,387)
                                                        ------------       ------------       ------------

            Total Stockholders' Equity                      (454,214)          (406,111)            14,816
                                                        ------------       ------------       ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                    $    508,681       $    541,204       $    904,744
                                                        ============       ============       ============

  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED
          MARCH 31, 2000 AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                        Period Ended       Year Ended          Year Ended
                                                          03/31/00           12/31/99           12/31/98
                                                        ------------       ------------       ------------
REVENUE (Note 10)                                       $        -0-       $        -0-       $    499,091

  Less: Bad Debt (Note 10)                                       -0-                -0-           (499,091)

COST OF SALES                                                    -0-                -0-                -0-
                                                        ------------       ------------       ------------

GROSS PROFIT (LOSS)                                              -0-                -0-                -0-
                                                        ------------       ------------       ------------

OPERATING EXPENSES
  Bad Debt (Note 9)                                              -0-            100,000            566,805
  Professional fees                                            2,500              3,745              1,610
  Accounting fees (Note 12)                                      -0-             14,000             14,000
  Consulting fees (Note 12)                                      -0-                -0-             51,753
  Legal fees                                                   8,644             40,379             25,239
  Transfer Agent fees                                           (150)             1,005              3,095
  Internet & web site fees                                       107              1,175             12,445
  Investor relations expense
    (Note 12)                                                    678              2,117             63,205
  Investor relations fees
    (Note 12)                                                    -0-             60,000             48,000
  SEC electronic filing expense                                3,765              7,769             16,584
  Interest                                                       -0-                -0-             25,424
  Travel                                                         -0-              2,729              8,443
  Taxes and licenses                                             -0-                110                260
  Telephone                                                      -0-                -0-              1,450
  Office expense                                                 -0-                742                455
  Bank charges                                                    24                 96                274
  Wages and salaries (Note 12)                                32,500            130,000             65,000
  Postage and delivery                                            35              1,075              2,009
                                                        ------------       ------------       ------------

Total Operating Expenses                                $     48,103       $    364,942       $    906,051
                                                        ------------       ------------       ------------

(LOSS) FROM OPERATIONS                                       (48,103)          (364,942)          (906,051)
                                                        ------------       ------------       ------------

OTHER EXPENSE                                                    -0-                -0-             (5,000)

OTHER INCOME                                                     -0-                -0-              5,820

PROVISION FOR INCOME TAX                                         -0-                -0-                -0-

NET INCOME (LOSS)                                       $    (48,103)      $   (364,942)      $   (905,231)
                                                        ------------       ------------       ============

NET INCOME (LOSS) PER SHARE                             $      (.011)      $      (.081)      $      (.117)
                                                        ============       ============       ============

  The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED
          MARCH 31, 2000 AND THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                        Period Ended        Year Ended           Year Ended
                                                           03/31/00          12/31/99            12/31/98
                                                        -------------      -------------       -------------
Cash Flows From
Operating Activities:

Net Profit (Loss)                                       $     (48,103)     $    (364,942)      $    (905,231)
                                                        -------------      -------------       -------------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                                         15,580             57,387            (197,362)
      Taxes payable, accrued
        wages, accrued interest                                   -0-                -0-                 -0-
      Judgment payable                                            -0-                -0-            (200,909)
      Accrued judgment interest                                   -0-                -0-             (94,902)
            Stipulation payable                                   -0-                -0-             225,000
            Adjustment to retained earnings
               for subsidiary adjustment                          -0-             (3,595)            229,518
                                                        -------------      -------------       -------------

Net Cash Provided by
Operating Activities:                                          15,580             60,982             (38,655)
                                                        -------------      -------------       -------------


Cash Flows From
Investing Activities:
  (Increase) Decrease In:
    Current assets                                                -0-                -0-                 -0-
    Fixed assets                                                  -0-            100,000            (100,000)
    Other assets                                               32,500            263,579            (219,694)
                                                        -------------      -------------       -------------

Net Cash Used In
Investing Activities:                                          32,500            363,579            (319,694)
                                                        -------------      -------------       -------------

Cash Flows From
Financing Activities:
  Increase (Decrease) In:
    Common stock                                                  -0-             (3,250)              4,570
    Additional paid-in capital                                    -0-            (56,330)            863,810
    Loans from officers                                           -0-                -0-                 -0-
    (Payment of) proceeds from debt                               -0-                -0-             395,250
                                                        -------------      -------------       -------------

Net Cash Received From
Financing Activities:                                             -0-            (59,580)          1,263,630
                                                        -------------      -------------       -------------

NET INCREASE (DECREASE) IN CASH                                    23                 39                  50

Cash Beginning of Periods                                          89                 50                 -0-
                                                        -------------      -------------       -------------

Cash End of Periods                                                66                 89                  50
                                                        =============      =============       =============

The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD ENDED MARCH 31, 2000 AND THE YEARS ENDED DECEMBER 31,
                                 1999 AND 1998
--------------------------------------------------------------------------------


                                            Common Stock
                                   -----------------------------       Additional
                                                                         Paid In        Accumulated
                                      Shares            Amount           Capital           Deficit           Totals
                                   -----------       -----------       -----------      ------------      -----------
BALANCE, DECEMBER 31, 1997           3,188,163             3,188         1,417,635        (1,598,674)        (177,851)


Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                              30,000                30            14,970               -0-           15,000

Adjustment to retained
earnings                                   -0-               -0-               -0-           229,518          229,518

Common stock issued at $1.00
per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                       3,200,000             3,200           156,380               -0-          159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.               800,000               800               -0-               -0-              800

Common stock issued at $0.50
per share in New York
private placement                       50,000                50            24,950               -0-           25,000

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                       -0-               -0-           177,750               -0-          177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998            490,250               490           489,760               -0-          490,250

Net income (loss) for the
period ended
December 31, 1998                          -0-               -0-               -0-          (905,231)        (905,231)
                                   -----------       -----------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1998           7,758,413             7,758         2,281,445        (2,274,387)          14,816
                                   ===========       ===========       ===========       ===========      ===========

Cancellation of 3,200,000
shares for fraud and
failure of consideration
August 1999                         (3,200,000)           (3,200)          (56,380)              -0-          (59,580)

Cancellation of 50,000
shares for fraud and
failure of consideration
August 1999                            (50,000)              (50)               50               -0-              -0-


The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


                                            Common Stock
                                   -----------------------------       Additional
                                                                         Paid In        Accumulated
                                      Shares            Amount           Capital           Deficit           Totals
                                   -----------       -----------       -----------      ------------      -----------
Net income (loss) for the
period ended
December 21, 1999                          -0-               -0-               -0-          (364,942)        (364,942)

Adjustment to retained
earnings                                   -0-               -0-               -0-             3,595            3,595
                                   -----------       -----------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1999           4,508,413             4,508         2,225,115        (2,635,734)        (406,111)
                                   ===========       ===========       ===========       ===========      ===========



Net income (loss) for the
period ended
March 31, 2000                             -0-               -0-               -0-           (48,103)         (48,103)
                                   -----------       -----------       -----------       -----------      -----------

BALANCE, MARCH 31, 2000              4,508,413             4,508         2,225,511        (2,683,837)         454,214
                                   ===========       ===========       ===========       ===========      ===========

The accompanying notes are an integral parts of these financial statements.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. Depreciation is computer for financial statement purposes as well as for federal income tax purposes using the MACRS (Modified Accelerated Cost Recovery System) method of depreciation. Equipment is depreciated over five years. Software is amortized over five years.

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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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


Note 4.  Prepaid Expense

The Company accrued $32,500 of salaries payable in the three months ended December 31, 1999 to the Company's officers, which was settled for stock pursuant to the S-8 Registration Statement filed October 2, 1998. Stock settlements for wages were accounted for as prepaid expense. (See Note 12.)


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

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 5.  Stockholders' Equity and Capital Stock - continued

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


Note 9.  Loans Receivable - Tropical

The Company through its wholly owned subsidiary, Whitfield Holdings, Ltd., made loans to Whitfield's race and sports book licensee, Tropical International Sports, Inc., of $566,805 from which it deducted $380,000 for the acquisition of the gaming

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 9.  Loans Receivable - Tropical - continued

system from Way Communications, Inc. subject to the actual proof of payment from Tropical. Tropical took over operation of the Way Communications race and sports book as of July 17, 1998. Tropical never paid Way Communica-tions, Inc. and therefore, as of December 31, 1998 the outstanding balance was $566,805 after adding back in the $380,000. A reserve for bad debts has been set up in the same amount, thus zeroing out this item as an asset.


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


Note 13.  Change of Name and Corporate Domicile by Way of Merger
----------------------------------------------------------------

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.

                         PAN INTERNATIONAL GAMING, INC.
                    (FORMERLY PAN ENVIRONMENTAL CORPORATION)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

Note 14.  Certain Transactions

The Company had an investor relations contract for the period beginning January 1, 1998 through December 31, 1999 with TCKTS, L.L.C. dba Bristol Media, Ltd., which is owned by Jerry Cornwell, President and Director of the Company, and Clifford M. Johnston, Vice President and Director of the Company. The contract is on terms equal to or better than industry standards for such contracts.

The Company also had a consulting agreement for the period beginning January 1, 1998 through December 31, 1999 with Quality Tax Service, Inc., which is owned by Clifford M. Johnston, Vice President and Director of the Company, and Judy Morton Johnston, Assistant Secretary/Assistant Treasurer of the Company. The contract is on terms equal to or better than industry standards for such contracts.


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


Note 16.  Subsequent Events

In May 2000, the Company settled out the $395,250 in convertible notes for 475,917 shares of common stock. Concurrent with this settlement of convertible notes, the company also settled with Timothy S. Shiah dismissing with prejudice both the Company's lawsuit and Shiah's $500,000 counterclaim.