Form 10QSB
period 2000-06-30
SEARCHHOUND COM INC
filed 2000-08-14
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For the Quarter Ended                            Commission File Number: 0-19471
June 30, 2000


                              SearchHound.com, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                       91-1942841
------                                                       ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                                 1700 Wyandotte
                              Kansas City, MO 64108
                              ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (816) 960-3777
                                 --------------
              (Registrant's telephone number, including area code)


                         PAN International Gaming, Inc.
                               19239 Aurora Avenue
                            Shoreline, WA 98133-3933
                            ------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of common shares outstanding as of the close of the period covered by this report: 23,834,330 shares of common stock.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
SearchHound.com, Inc.

I have reviewed the accompanying consolidated balance sheet of SearchHound.com, Inc. (a Nevada corporation) as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SearchHound.com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

William L. Butcher CPA PS
-------------------------
Marysville, Washington
-------------------------

August 14, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                              SearchHound.com, INC.
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS
                                  (unaudited)

                                                      As of                 As of
                                                     June 30             December 31
                                                       2000                  1999
                                                   ------------         ------------
CURRENT ASSETS

  Cash in Bank                                     $      5,866         $         89
  Loan Receivable - Tropical (Note 9)                       -0-              566,805
  Less: Reserve For Bad Debt                                -0-             (566,805)
  License Fee Receiv. - Tropical (Note 10)                  -0-              499,091
  Less: Reserve For Bad Debt                                -0-             (499,091)
  Accounts Receivable                                    22,728                  -0-
  Other Current Assets                                  171,729                  -0-
                                                   ------------         ------------
      Total Current Assets                              200,323                   89

FIXED ASSETS

  Equipment, Furniture, Leasehold
    Improvements and Software                            56,986                  -0-
  Less: Accumulated Depreciation                         (4,709)                 -0-
  Gaming System-Hardware (Note 1)                           -0-               47,030
  Less: Reserve For Bad Debt                                -0-              (47,030)
  Gaming System-Software (Note 1)                           -0-               52,970
  Less:  Reserve For Bad Debt                               -0-              (52,970)
                                                   ------------         ------------
      Total Fixed Assets                                 52,277                  -0-

OTHER ASSETS

  Prepaid Expenses (Note 4)                                 -0-               55,667
  Settlement Agreement-principals                           -0-              360,000
  Escrowed shares for debt, Millard account                 -0-              125,448
  Organizational Costs                                    8,702                  -0-
  Less: Accumulated Amortization                           (870)                 -0-
  Refundable Deposits                                       264                  -0-
  Stock-Global Net                                      110,000                  -0-
  Goodwill                                           20,358,470                  -0-
  Investment-Subsidiaries                             3,000,000                  -0-
                                                   ------------         ------------
      Total Other Assets                             23,366,566              541,115
                                                   ------------         ------------
TOTAL ASSETS                                       $ 23,619,166         $    541,204
                                                   ============         ============


   The accompanying notes are an integral part of these financial statements.

                              SearchHound.com, INC.
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                As of                As of
                                                               June 30            December 31
                                                                 2000                 1999
                                                             ------------         ------------
CURRENT LIABILITIES

  Accounts Payable                                           $     57,072         $    308,270
  Conv. Notes Payable (Note 8)                                        -0-              395,250
  Taxes payable                                                    (1,155)              18,795
  Agreement Payable-Shareholders SoloSearch.com, Inc.             300,000                  -0-
                                                             ------------         ------------
      Total Current Liabilities                                   355,917              722,315

LONG TERM LIABILITIES

  Stipulation Payable-Roake (Note 3)                                  -0-              225,000
                                                             ------------         ------------
      Total Long Term Liabilities                                     -0-              225,000

OTHER LIABILITIES

  Loan From Shareholder                                           206,192                  -0-
  Deferred Income                                                 140,000                  -0-
                                                             ------------         ------------
      Total Other Liabilities                                     346,192                  -0-
                                                             ------------         ------------
      TOTAL LIABILITIES                                           702,109              947,315

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 4,508,413 shares
    at December 31, 1999; and 23,834,330
    shares at June 30, 2000                                        23,834                4,508
  Additional paid-in capital                                   26,201,039            2,225,115
  Accumulated Deficit                                          (3,307,816)          (2,635,734)
                                                             ------------         ------------
      Total Stockholders' Equity                               22,917,057             (406,111)
                                                             ------------         ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 23,619,166         $    541,204
                                                             ============         ============



   The accompanying notes are an integral part of these financial statements.

                              SearchHound.com, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                   (unaudited)

                                               For the three                          For the six
                                                months ended                          months ended
                                       ------------------------------       -------------------------------
                                         June 30             June 30           June 30            June 30
                                           2000               1999               2000               1999
                                       ------------         ---------        ------------         ---------
Sales and Service Revenue              $    170,367         $     -0-        $    170,367         $  29,000
                                       ------------         ---------        ------------         ---------

Costs and Expenses
Materials, supplies and
  operating expenses                        312,001            54,351             360,014            99,207
Wages and salaries                          565,683               -0-             565,683               -0-
Interest and other debt expense                 -0-               -0-                 -0-               -0-
Taxes other than income taxes                   943               -0-                 943               -0-
                                       ------------         ---------        ------------         ---------

Total Costs and Expenses               $    878,627         $  54,351        $    926,640         $ 147,367
                                       ------------         ---------        ------------         ---------

(Loss) From Operations                 $   (708,260)        $ (54,351)       $   (756,273)        $(118,367)

Interest Expense                             (2,714)              -0-              (2,714)              -0-
Other Income                                399,301               -0-             399,301               -0-
Other Expense                              (360,000)        $     -0-        $   (360,000)        $     -0-
                                       ------------         ---------        ------------         ---------

Net Income (Loss)                      $   (671,673)        $ (54,351)       $   (719,686)        $(118,367)
                                       ============         =========        ============         =========

Net Income (Loss) per Common
Share (1)                              $       (.03)        $   (0.01)       $       (.03)        $   (0.02)
                                       ============         =========        ============         =========

Dividends per Common Share             $        -0-         $     -0-        $        -0-         $     -0-
                                       ============         =========        ============         =========

Notes:

(1) Based on net income,
    dividend by number of
    common shares
    outstanding of                       23,834,330         7,758,413           4,508,413         7,758,413



   The accompanying notes are an integral part of these financial statements.

                              SearchHound.com, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                  (unaudited)

                                                      For the three months ended
                                                   ---------------------------------
                                                     June 30              June 30
                                                       2000                 1999
                                                   ------------         ------------
Cash Flows From Operating Activities:
Net Income                                         $   (719,686)        $   (118,367)
Adjustment to Retained Earnings                          53,470                  -0-
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net            (356,148)              16,334
                                                   ------------         ------------
Net Cash From Operating Activities                   (1,022,364)            (102,033)

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                        (23,078,051)                 -0-
                                                   ------------         ------------
Net Cash Flow From Investing Activities             (23,078,051)                 -0-

Cash Flow From financing Activities:
(Payment of) proceeds from debt                         (95,250)                 -0-
Proceeds from issuance of common stock                   19,326                  -0-
Decrease in other assets                                    -0-              102,000
Loans from officer                                      206,192                  -0-
Capital contributions from shareholders              23,975,924                  -0-
                                                   ------------         ------------
Net Cash Used in Financing Activities                24,106,192              102,000

Net (decrease) increase in cash and
cash equivalents                                          5,777                  (33)

Cash and Cash Equivalents:

Beginning of period                                          89                   50
                                                   ------------         ------------
End of Period                                      $      5,866         $         17
                                                   ============         ============



     The accompanying notes are an integral part of these financial statements.

                              SEARCHHOUND.COM, INC.
               NOTES TO CONDENSED (UNAUDITED) FINANCIAL STATEMENT
            THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

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

On May 4, 2000, PAN International Gaming, Inc. approved settlement agreements which resulted in the Company issuing 475,917 shares in full satisfaction of $395,250 in convertible notes. The Company also dismissed its case against Tropical, Whitfield, Timothy S. Shiah and Thomas D. DiNola. Mutual releases were executed by Shiah and the Company in conjunction with the dismissal.

Effective June 1, 2000, pursuant to an Agreement and Plan of Business Combination dated as of April 14, 2000, PAN International Gaming, Inc., purchased all of the issued and outstanding capital stock of SearchHound.com 2000, Ltd., a Nevada corporation ("SearchHound"), for an aggregate of 13,500,000 shares of common stock. The foregoing transaction resulted in the issuance of 71% of the issued and outstanding shares of PAN International Gaming, Inc. to 22 record holders of SearchHound. The amount of consideration paid and received was negotiated by the parties to the Plan of Business Combination and may have no relationship to commercial, economic or fair market value of any tangible or intangible assets. In evaluating the transaction, the company considered criteria such as the value of the assets of SearchHound, SearchHound's ability to compete in its markets and the current and anticipated business operations of SearchHound. SearchHound.com is a 3-year old Internet property that brought the Internet its first child content filtering search engine. SearchHound has developed its brand name with the assistance of its logos "Let the Hounds Loose" and "You show me your SearchHound I'll show you mine!" for searching the Internet. Through its database of over 500,000 webmasters, SearchHound hopes to become the search engine of choice for those seeking content over the Internet.

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, PAN International Gaming, Inc., a Nevada corporation, purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 4,850,000 shares of common stock and an aggregate of $300,000 cash. The foregoing transaction resulted in the issuance of 20.3% of the issued and outstanding shares of PAN International Gaming, Inc. The amount of consideration paid and received was negotiated by the parties to the Stock Purchase Agreement and may have no relationship to commercial, economic or fair market value of any tangible or intangible assets. In evaluating the transaction, the company considered criteria such as the value of the assets of SoloSearch, SoloSearch's ability to compete in its markets and the current and anticipated business operations of SoloSearch. Founded in 1999, Kansas City-based SoloSearch.com is an intelligent Internet search and content management tool.

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

Plan of Operation

SearchHound.com is a three-year old community and search engine with a loyal following, currently the site has over 500,000 community members, and is generating over 5,000,000 (estimated) banner impressions per month across its entire network. SearchHound targets its products and services to webmasters and content-based websites and provides an array of revenue sharing opportunities to this group. It is deployed via the SearchHound b2b2c website powered by the SoloSearch Intelligent Search Engine.

Revenue for the company is generated on a multi-faceted internet b2b, b2c, b2b2c, model of licensing, monthly service fees, revenue sharing, advertising, marketing products and services, strategic marketing partnerships, affiliate programs, and synergistic joint ventures and acquisitions.

The company currently licenses its SoloSearch customized search technology to content-based websites who, by utilizing its Intelligent Research Management Solution obtain advanced real time search results. In addition to the license fee there is a monthly service fee component to host, support, monitor, and report client activity. Advertising, products, and services revenue is generated through the search process on each of the client's websites for the company. In some instances, the company shares the revenue with its website customers to encourage additional user traffic plus creating additional revenue opportunities for the company. Virtually, every website on the Internet is a potential client of the SoloSearch search engine application. SearchHound.com is a public search engine that is accessible to every user of the Internet. As such, revenue is generated when users purchase products and services advertised on the search engine site. In addition, SearchHound.com has developed a revenue model whereby; websites who have listed their URL (address) within the search engine can schedule financial bids in order to have their URL ranked higher in the response category of results. Competitive bidding and user "click throughs" results in additional revenue to the company. Banner advertising is still a viable revenue generating activity. SearchHound.com selects appropriate and relevant banner advertisements to appear on its main site and all affiliate sites that host the SearchHound.com link. Additionally, affiliate programs generate revenue for the company. SearchHound.com has its own affiliate program whereby websites and webmasters can link back to the SearchHound.com site by promoting products and services that are marketed via the site. There is a revenue sharing program, which compensates the Affiliate thus encouraging additional traffic and additional revenue opportunity for the company. SearchHound.com owns and maintains a proprietary list of webmasters who have registered their URL and email addresses with the site. This list is now in excess of 500,000 names representing more than one million URL addresses. The company has developed the "HOWL Newsletter" which it communicates through to this enormous community of webmasters. The company has the right to and intends to market and advertise to this community on a frequent basis. The company has contracted with a third-party advertising firm to secure direct advertising campaigns and market directly to this community creating a significant revenue opportunity for the company. Additionally, the company has the right to and intends to market directly to this community, selected marketing campaigns for relevant products and services.

Acquisition of SearchHound and SoloSearch

The acquisitions of SearchHound 2000, Ltd. and SoloSearch.com, Inc. were accounted for on a purchase basis. All intercompany accounts have been eliminated. The value of the stock paid for such acquisitions in excess of the net book value of SearchHound and SoloSearch was booked as goodwill.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. Depreciation is computer for financial statement purposes as well as for federal income tax purposes using the MACRS (Modified Accelerated Cost Recovery System) method of depreciation. Furniture is depreciated over seven years; equipment is depreciated over five years; software is amortized over three years and leasehold improvements are depreciated over 39.5 years.

Income Taxes

The Company has not filed any tax returns since inception. It is anticipated that if tax returns were filed, the company would have net operating losses. The current deficit of $2,635,734 at December 31, 1999 would potentially create a similar net operating loss. None of these losses would be available to the Company because of the change in ownership of the Company.

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

The $225,000 stipulation payable was paid in May, 2000 from the sale of stock held in escrow. A sale which paid off the stipulation was arranged incident to but prior to the acquisition of SearchHound 2000, Ltd. The accrued interest was waived.

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

Note 5. Stockholders' Equity and Capital Stock

The Company issued 500,000 shares of common stock on May 9, 2000 for $500,000 for Internet and other consulting services and salaries pursuant to an S-8 registration filed April 26, 2000.

The Company issued 475,917 shares of common stock in full satisfaction of the Company's $395,250 convertible notes payable.

The Company issued 13,500,000 shares of its common stock for the 100% acquisition of SearchHound 2000, Ltd.

The Company issued 4,850,000 shares of its common stock plus a 300,000 cash payment agreement for the 100% acquisition of SoloSearch.com, Inc.

Earnings (losses) per share were calculated on the number of shares outstanding at the end of the period and the end of prior years.

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

Note 8. Convertible Notes

The Company filed and conducted a private offering under Rule 506 of Regulation D in the State of New York. The offering consisted of convertible notes, of which $391,250 had been received and convertible notes issued as of December 31, 1998. The notes are all due December 31, 1999 and subject to a call by the Noteholder for prepayment at any time subsequent to September 30, 1998; $85,000 of the notes are convertible into restricted Rule 144 common stock of the Company at $0.50 per share, and $306,250 of the notes are convertible into restricted Rule 144 common shares of the Company at $0.75 per share. Substantially all of the $391,250 was loaned to Tropical International Sports, Inc. and were part of the Company's claim against Tropical.

On May 4, 2000, PAN International Gaming, Inc. approved settlement agreements which resulted in the Company issuing 475,917 shares in full satisfaction of $395,250 in convertible notes. The Company also dismissed its case against Tropical, Whitfield, Timothy S. Shiah and Thomas D. DiNola. Mutual releases were executed by Shiah and the Company in conjunction with the dismissal. A further provision of the debt settlement agreements provided a 90-day option for the Company or someone selected by the company to purchase the 475,917 shares for $395,250 provided that the assignee of the options also agrees to pay approximately $14,000 in attorneys fees due Joe Paykin, the Company's attorney for this matter. There being no one else available to undertake this obligation, and pursuant to a resolution by the Company's Board of Directors, the Company assigned the option and the obligation to pay for attorneys fees to Bristol Media, Ltd., a British Columbia corporation owned by Jerry Cornwell, President and Director of the Company.

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

Note 12. S-8 Offering

On October 2, 1998 the Company filed an S-8 Registration Statement with the SEC registering the issuance of a total of 490,250 shares including 1) 50,000 shares to Forte' Communications, Inc. for $50,000 of public relations; 2) 6,250 shares to Kaufman & Associates, Inc. for $6,250 of finders fees incident to the Forte' transaction; 3) 50,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for $50,000 of services rendered incident to the Whitfield acquisition; 4) 96,000 shares to TCKTS, L.L.C. dba Bristol Media, Ltd. for 24 months of investor relations services at the rate of $4,000 per months which commenced January 1, 1998; 5) 120,000 shares to Jerry Cornwell, 100,000 shares to Clifford M. Johnston and 40,000 shares to Judy Morton Johnston for 24 months of wages and salaries commencing July 1, 1998 at the rate of $60,000 per year to Jerry Cornwell, President, $50,000 per year to Clifford M. Johnston, Vice President, and $20,000 per year to Judy Morton Johnston, Assistant Secretary/Assistant Treasurer; and 6) 28,000 shares to Quality Tax Service, Inc. for two years of quarterly administration and accounting services at the rate of $3,500 per quarter commencing January 1, 1998. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

On April 26, 2000 the Company filed an S-8 Registration Statement with the SEC registering the issuance of a total of 500,000 shares for services rendered or services to be rendered under the terms of the agreement including 1) 100,000 shares to Clifford M. Johnston through an employment agreement dated April 15,2000; 2) 125,000 shares to Jerry Cornwell through an employment agreement dated April 15, 2000; 3) 55,000 shares to Tony Zitko through an employment agreement; 4) 50,000 shares to John Young through an employment agreement; 5) 25,000 shares to Judy Morton Johnston through an employment agreement; 6) 20,000 shares to Brad Cohen through an employment agreement; 7) 75,000 shares to Naomi Hope through a consulting agreement; 8)50,000 shares to Constance Swedberg through a consulting agreement. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

Note 13. Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one for one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.

In June 2000 the Company concluded the acquisition of SearchHound 2000, Ltd. a new Nevada corporation which resulted in a change of name from PAN International Gaming, Inc. to SearchHound.com, Inc.

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

On May 4, 2000, PAN International Gaming, Inc. approved settlement agreements which resulted in the Company issuing 475,917 shares in full satisfaction of $395,250 in convertible notes. The Company also dismissed its case against Tropical, Whitfield, Timothy S. Shiah and Thomas D. DiNola. Mutual releases were executed by Shiah and the Company in conjunction with the dismissal. A further provision of the debt settlement agreements provided a 90-day option for the Company or someone selected by the company to purchase the 475,917 shares for $395,250 provided that the assignee of the options also agrees to pay approximately $14,000 in attorneys fees due Joe Paykin, the Company's attorney for this matter. There being no one else available to undertake this obligation, and pursuant to a resolution by the Company's Board of Directors, the Company assigned the option and the obligation to pay for attorneys fees to Bristol Media, Ltd., a British Columbia corporation owned by Jerry Cornwell, President and Director of the Company.

Note 15. Litigation - Tropical

On January 15, 1999 the company announced that the previously reported failure to pay accrued amounts owed to its wholly owned subsidiary, Whitfield Holdings, Ltd. by Tropical International Sports, Inc., its race and sports book licensee, has continued and is now in default.

The Company sent a demand letter to Tropical for immediate payment of $566,805 in loans, more than $200,000 in license fees through August 31, 1998 and an unverified amount of license fees and the related accounting for the period ended November 30, 1998. The Company received no response to its demand for payment.

On August 25, 1999 the Company filed a lawsuit in the United States District Court, Southern District of New York, against Tropical, Whitfield Holdings, Ltd., Timothy S. Shiah and Thomas D. DiNola alleging common law fraud, securities fraud, conversion, breach of contract, tortious interference and seeking $8,000,000 in damages from the various causes of action. Timothy S. Shiah is counterclaiming against the Company for damages of$500,000 which the Company believes is absolutely without merit.

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

Note 16. Executive Employment Agreement

In connection with the acquisition of SearchHound 2000 Ltd. and SoloSearch.com, Inc. the Board of Directors on July 12, 2000 approved and adopted the employment agreement between Dave L. Mullikin and SearchHound 2000 Ltd. retroactive to its effective date of April 27, 2000 to SearchHound, Inc. making Dave L.
Mullikin the President and CEO of SearchHound, Inc. The agreement is incorporated herein.

Note 17. Subsequent Events

On August 9, 2000, management of the Company learned of a claim by Mark Joyner, as representative of certain sellers (the "Former Owners") against SearchHound 2000 Ltd. Pursuant to an Asset Purchase Agreement and Amendment (collectively, the "Website Asset Agreement") between the Former Owners and SearchHound 2000 Ltd., on June 1, 2000 the Former Owners sold certain of the website assets now comprised within the Company's Searchhound website to SearchHound 2000 Ltd. As discussed in Note 1, the Company's predecessor, PAN International Gaming, Inc., purchased all of the capital stock of SearchHound 2000 Ltd. effective June 1, 2000. The Company currently uses and substantially depends upon these websites assets in the operation of its business.

The Company understands that the claims pressed by the Former Owners under the Website Asset Agreement arise over purported (i) non-payment of cash installments aggregating $100,000 owed to them by SearchHound 2000 Ltd., (ii) failure by SearchHound 2000 Ltd. to deliver to them collateral in the form of 1,500,000 shares of unregistered common stock of the Company to be held as security for the full payment of obligations owed to them under the Website Asset Agreement and (iii) failure by SearchHound 2000 Ltd. to deliver to them warrants to purchase the equivalent of 200,000 shares of common stock of the Company at $5.00 per share.

The Company has been informed by Max Herndl, a former stockholder of SearchHound 2000 Ltd., that the former stockholders of SearchHound 2000 Ltd. have discussed the claims with the Former Owners, and have agreed in principle that (i) the $100,000 payment would be paid by the former stockholders of SearchHound 2000 Ltd. within 10 days of this Report and (ii) the former stockholders of SearchHound 2000 Ltd. would deliver the 1,500,000 shares of unregistered common stock of the Company (from shares issued to them by the Company in connection with the Company's acquisition of SearchHound 2000 Ltd.), and (iii) delivery of warrants to purchase 200,000 shares from the former stockholders of SearchHound 2000 Ltd. within 10 days of this Report.

The Company has been informed by Mark Joyner, but at this time it has no other assurance, that the Former Owner's claims would be resolved upon receipt of the timely deliveries referenced in the prior paragraph. The failure to make such deliveries could have a material adverse impact to the Company's financial condition and business to the extent that its liability as successor to SearchHound 2000 Ltd. is not wholly indemnified by the former stockholders of SearchHound 2000 Ltd. and/or the Former Owners are successful in recovering the website assets conveyed as a remedy. The Company will monitor this situation and intends to aggressively pursue its remedies against the former stockholders of SearchHound 2000 Ltd. and other parties if appropriate, should the Former Owner's claim not be resolved or satisfactorily settled within the next 10 days.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

SearchHound.com is a three-year old community and search engine with a loyal following, currently the site has over 500,000 community members, and is generating over 5,000,000 (estimated) banner impressions per month across its entire network. SearchHound targets its products and services to webmasters and contact-based websites and provides an array of revenue sharing opportunities to this group. It is deployed via the SearchHound b2b2c website powered by the SoloSearch Intelligent Search Engine.

Revenue for the company is generated on a multi-faceted internet b2b, b2c, b2b2c, model of licensing, monthly service fees, revenue sharing, advertising, marketing products and services, strategic marketing partnerships, affiliate programs, and synergistic joint ventures and acquisitions.

The company currently licenses its SoloSearch customized search technology to content-based websites who, by utilizing its Intelligent Research Management Solution obtain advanced real time search results. In addition to the license fee there is a monthly service fee component to host, support, monitor, and report client activity. Advertising, products, and services revenue is generated through the search process on each of the client's websites for the company. In some instances, the company shares the revenue with its website customers to encourage additional user traffic plus creating additional revenue opportunities for the company. Virtually, every website on the Internet is a potential client of the SoloSearch search engine application. SearchHound.com is a public search engine that is accessible to every user of the Internet. As such, revenue is generated when users purchase products and services advertised on the search engine site. In addition, SearchHound.com has developed a revenue model whereby; websites who have listed their URL (address) within the search engine can schedule financial bids in order to have their URL ranked higher in the response category of results. Competitive bidding and user "click throughs" results in additional revenue to the company. Banner advertising is still a viable revenue generating activity. SearchHound.com selects appropriate and relevant banner advertisements to appear on its main site and all affiliate sites that host the SearchHound.com link. Additionally, affiliate programs generate revenue for the company. SearchHound.com has its own affiliate program whereby websites and webmasters can link back to the SearchHound.com site by promoting products and services that are marketed via the site. There is a revenue sharing program, which compensates the Affiliate thus encouraging additional traffic and additional revenue opportunity for the company. SearchHound.com owns and maintains a proprietary list of webmasters who have registered their URL and email addresses with the site. This list is now in excess of 500,000 names representing more than one million URL addresses. The company has developed the "HOWL Newsletter" which it communicates through to this enormous community of webmasters. The company has the right to and intends to market and advertise to this community on a frequent basis. The company has contracted with a third-party advertising firm to secure direct advertising campaigns and market directly to this community creating a significant revenue opportunity for the company. Additionally, the company has the right to and intends to market directly to this community, selected marketing campaigns for relevant products and services.

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 2000 reflect an operating loss of $756,273 as compared to a loss of $54,351 for the quarter ending June 30, 1999. Included in the $756,273 loss were $565,683 in wages and salaries and $125,000 in consulting fees primarily due to stock issued in lieu of salaries and fees pursuant to an S-8 registration statement. Also included were $45,466 in legal fees and $32,723 in computer expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $355,917 and current assets of $200,323.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

The acquisition of SearchHound 2000, Ltd. and SoloSearch.com, Inc. brings together two dynamic products that combine a savvy Business to Consumer (B2C) marketer of search products and Web Master tools with state-of-the-art Business to Business (B2B) real-time meta-search technology to create a formidable new player in the search engine, e-commerce space. The SearchHound.com website, powered by SoloSearch.com's technology, allows users to be frequently updated on new information, creating a more sophisticated and comprehensive breed of search engine. SearchHound.com's search engine portal and exclusive technology that can be licensed, also adds enticing tools, specific demographic targeting, and a variety of revenue opportunities to the current search engine in portal and vortal markets. The site currently maintains a targeted email database of more than 500,000 Web Masters.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of 500,000 shares at $1.00 per share for Internet consulting, other consulting, salaries, and other employment agreements. The shares were issued pursuant to an S-8 registration statement filed on April 26, 2000.

Issuance of 475,917 shares for settlement of $395,250 of convertible notes on May 4, 2000. The company relied upon a private placement exemption under Section 4.(2) of the 1933 Securities Act.

Issuance of 13,500,000 shares for acquisition of 100% of SearchHound.com 2000 Ltd. on June 1, 2000 the company relied upon a private placement exemption under section 4.(2) of the 1933 Securities Act.

Issuance of 4,850,000 shares for acquisition of 100% of SoloSearch.com, Inc. on July 11, 2000 the company relied upon a private placement exemption under section 4.(2) of the 1933 Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special and annual meeting of shareholders was held on Saturday, May 13, 2000 to elect directors to approve the acquisitions of SearchHound.com 2000 Ltd. and SoloSearch.com, Inc., and to change the name of the company to SearchHound.com, Inc. Proper and timely notice of the meeting was given by way of a Notice and Information Statement to shareholders of record on April 13, 2000. 2,646,452 shares were represented at the meeting out of 4,508,413 shares issued and outstanding thus constituting a quorum. The shareholders unanimously voted to elect the following persons as Directors: Jerry Cornwell, Kenneth A. Burns, Clifford M. Johnston, and Mark Joyner. The shareholders also voted unanimously to approve the acquisition of SearchHound.com 2000 Ltd. for 13,500,000 shares; the acquisition of SoloSearch.com, Inc. for 4,850,000 shares and $300,000 and the change of name from Pan International Gaming, Inc. to SearchHound.com, Inc.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

        (a)     Exhibits incorporated by reference

                Stock Purchase Agreement dated as of May 4, 2000, by and among
                  PAN International Gaming, Inc., and Cohen Capital Technologies, L.L.C., Kirk C. Reivich, and October Capital, L.L.C.

                Agreement and Plan of Business Combination dated as of April
                  14, 2000, by and among PAN International Gaming, Inc., and SearchHound.com 2000, Ltd., a Nevada corporation.

                Certificate of Amendment of Articles of Incorporation dated as of June 1, 2000, changing PAN International Gaming, Inc.'s name to SearchHound.com, Inc.

        (b)     REPORTS:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SearchHound.com, Inc.
                                       -----------------------------------
                                       (Registrant)


Dated:  August ___, 2000


By: /s/ DAVE L. MULLIKIN
    ----------------------------

--------------------------------
Dave L. Mullikin
President & CEO

                                 EXHIBIT INDEX



         Exhibit
         Number
        ---------

          27.1          Financial Data Schedule

          99.1          Special Meeting of the Board of Directors of
                        Pan International Gaming, Inc.

          99.2          Assignment

          99.3          Executive Employment Agreement

          99.4 Statement of Unanimous Consent to Action Taken in Lieu of a Special Meeting of the Board of Directors of SEARCHHOUND.COM., INC.

          99.5          SEARCHHOUND.COM, INC.
                        (Formerly Pan International Gaming, Inc.)
                        and Subsidiaries