Form 10QSB
period 2000-09-30
SEARCHHOUND COM INC
filed 2000-11-15
CIK 791115

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For the Quarter Ended                            Commission File Number: 0-19471
September 30, 2000


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


--------------------------------------------------------------------------------
                                                                          Page 1

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                              SearchHound.com, INC.
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                                     ASSETS
                                   (unaudited)


                                                       As of               As of
                                                   September 30         December 31
                                                       2000                 1999
                                                   ------------         ------------
CURRENT ASSETS

  Cash in Bank                                     $     12,733         $         89
  Loan Receivable - Tropical (Note 9)                       -0-              566,805
  Less: Reserve For Bad Debt                                -0-             (566,805)
  License Fee Receiv. - Tropical (Note 10)                  -0-              499,091
  Less: Reserve For Bad Debt                                -0-             (499,091)
  Accounts Receivable                                    51,488                  -0-
  Other Current Assets                                  186,234                  -0-
                                                   ------------         ------------
      Total Current Assets                              250,455                   89

FIXED ASSETS

  Equipment, Furniture, Leasehold
    Improvements and Software                            77,100                  -0-
  Less: Accumulated Depreciation                         (1,765)                 -0-
  Gaming System-Hardware (Note 1)                           -0-               47,030
  Less: Reserve For Bad Debt                                -0-              (47,030)
  Gaming System-Software (Note 1)                           -0-               52,970
  Less:  Reserve For Bad Debt                               -0-              (52,970)
                                                   ------------         ------------
      Total Fixed Assets                                 75,344                  -0-

OTHER ASSETS

  Prepaid Expenses (Note 4)                                 -0-               55,667
  Settlement Agreement-principals                           -0-              360,000
  Escrowed shares for debt, Millard account                 -0-              125,448
  Refundable Deposits                                       264                  -0-
  Stock-Global Net                                       60,000                  -0-
  Goodwill                                           20,358,470                  -0-
  Investment-Subsidiaries                             3,000,000                  -0-
                                                   ------------         ------------
      Total Other Assets                             23,418,734              541,115
                                                   ------------         ------------
TOTAL ASSETS                                       $ 23,744,523         $    541,204
                                                   ============         ============


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                          Page 2

                              SearchHound.com, INC.
                             CONDENSED BALANCE SHEET
                                  (IN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                As of               As of
                                                             September 30        December 31
                                                                 2000                1999
                                                             ------------        ------------
CURRENT LIABILITIES

  Accounts Payable                                           $    247,705        $    308,270
  Conv. Notes Payable (Note 8)                                        -0-             395,250
  Taxes payable                                                       -0-              18,795
  Agreement Payable-Shareholders SoloSearch.com, Inc.             300,000                 -0-
                                                             ------------        ------------
      Total Current Liabilities                                   547,705             722,315

LONG TERM LIABILITIES

  Stipulation Payable-Roake (Note 3)                                  -0-             225,000
                                                             ------------        ------------
      Total Long Term Liabilities                                     -0-             225,000

OTHER LIABILITIES

  Deferred Income                                                 140,000                 -0-
                                                             ------------        ------------
      Total Other Liabilities                                     140,000                 -0-
                                                             ------------        ------------
      TOTAL LIABILITIES                                           687,705             947,315

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 4,508,413 shares
    at December 31, 1999; and 23,834,330
    shares at September 30, 2000                                   23,834               4,508
  Additional paid-in capital                                   26,657,150           2,225,115
  Accumulated Deficit                                          (3,624,166)         (2,635,734)
                                                             ------------        ------------
      Total Stockholders' Equity                               22,056,818            (406,111)
                                                             ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 23,744,523        $    541,204
                                                             ============        ============


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                          Page 3

                              SearchHound.com, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                  (IN DOLLARS)

                                   (unaudited)


                                               For the three                           For the nine
                                                months ended                           months ended
                                       -------------------------------      --------------------------------
                                       September 30       September 30      September 30        September 30
                                           2000               1999              2000                1999
                                       ------------       ------------      ------------        ------------
Sales and Service Revenue              $     37,831        $      -0-       $    208,198         $     -0-
                                       ------------        ----------       ------------         ---------

Costs and Expenses
Materials, supplies and
  operating expenses                        331,744            89,250          1,232,323           207,617
Interest and other debt expense                 -0-               -0-                -0-               -0-
Taxes other than income taxes                   -0-               -0-                943               -0-
                                       ------------         ---------       ------------         ---------

Total Costs and Expenses               $    331,744         $  89,250       $ (1,025,068)        $(207,617)
                                       ------------         ---------       ------------         ---------

(Loss) From Operations                 $   (298,584)        $ (89,250)      $   (756,273)        $(118,367)

Interest Expense                                 96               -0-             (2,665)              -0-
Other Income                                    -0-               -0-            399,301               -0-
Other Expense                                   -0-         $     -0-       $   (360,000)        $     -0-
                                       ------------         ---------       ------------         ---------

Net Income (Loss)                      $   (298,488)        $ (89,250)      $   (988,432)        $(207,617)
                                       ============         =========       ============         =========

Net Income (Loss) per Common
  Share(1)                             $      (0.01)        $   (0.01)      $      (0.04)        $   (0.03)
                                       ============         =========       ============         =========

Dividends per Common Share             $        -0-         $     -0-       $        -0-         $     -0-
                                       ============         =========       ============         =========

Notes:

(1) Based on net income,
    dividend by number of
    common shares
    outstanding of                       23,834,330         7,268,163         23,834,330         7,268,163


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                          Page 4

                              SearchHound.com, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (IN DOLLARS)

                                   (unaudited)


                                                      For the three months ended
                                                   ---------------------------------
                                                   September 30         September 30
                                                       2000                 1999
                                                   ------------         ------------
Cash Flows From Operating Activities:
Net Income                                         $   (988,432)        $   (118,367)
Adjustment to Retained Earnings                          53,470                  -0-
Adjustment to reconcile to net cash
operating activities:
(Increase) decrease in working capital, net            (356,148)              16,334
                                                   ------------         ------------
Net Cash From Operating Activities                   (1,291,110)            (102,033)

Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
  other assets                                      (23,078,051)                 -0-
                                                   ------------         ------------
Net Cash Flow From Investing Activities             (23,078,051)                 -0-

Cash Flow From financing Activities:
(Payment of) proceeds from debt                          89,264                  -0-
Proceeds from issuance of common stock                  110,400                  -0-
Decrease in other assets                                    -0-              102,000
Loans from officer                                      206,192                  -0-
Capital contributions from shareholders              23,975,924                  -0-
                                                   ------------         ------------
Net Cash Used in Financing Activities                24,381,780              102,000

Net (decrease) increase in cash and
  cash equivalents                                       12,619                  (33)

Cash and Cash Equivalents:

Beginning of period                                         114                   50
                                                   ------------         ------------
End of Period                                      $     12,733         $         17
                                                   ============         ============


     The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                          Page 5

                              SEARCHHOUND.COM, INC.
               NOTES TO CONDENSED (UNAUDITED) FINANCIAL STATEMENT
       NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Note 1. Organization and Basis of Accounting

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

Note 2. Summary of Significant Accounting Policies

This summary of significant accounting policies of SearchHound.com, Inc. (the Company) is presented to assist in understanding the Company's financial statements.

The financial statements and notes are representations of the company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Plan of Operation

SearchHound.com, Inc. is a 3-year-old Internet business focused on providing Web sites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 600,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com. SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound.com is known for developing strong revenue-sharing Affiliate Programs; a twice-weekly


--------------------------------------------------------------------------------
                                                                          Page 6
newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

Revenue for the company is generated on a multi-faceted internet b2b, b2c, b2b2c, model of licensing, monthly service fees, revenue sharing, advertising, marketing products and services, strategic marketing partnerships, affiliate programs, and synergistic joint ventures.

The company currently licenses its SoloSearch customized search technology to content-based websites who, by utilizing its Intelligent Research Management Solution obtain advanced real time search results. In addition to the license fee there is a monthly service fee component to host, support, monitor, and report client activity. Advertising, products, and services revenue is generated through the search process on each of the client's websites for the company. In some instances, the company shares the revenue with its website customers to encourage additional user traffic plus creating additional revenue opportunities for the company. Virtually every website on the Internet is a potential client of the SoloSearch search engine application. SearchHound.com is a public search engine that is accessible to every user of the Internet. As such, revenue is generated when users purchase products and services advertised on the search engine site. In addition, SearchHound.com has developed a revenue model whereby websites who have listed their URL (address) within the search engine can schedule financial bids in order to have their URL ranked higher in the response category of results. Competitive bidding and user "click throughs" result in additional revenue to the company. Banner advertising is still a viable revenue-generating activity. SearchHound.com selects appropriate and relevant banner advertisements to appear on its main site and all affiliate sites that host the SearchHound.com link. Additionally, affiliate programs generate revenue for the company. SearchHound.com has its own affiliate program whereby websites and webmasters can link to the SearchHound.com site by promoting products and services that are marketed via the site. There is a revenue sharing program, which compensates the Affiliate thus encouraging additional traffic and additional revenue opportunity for the company. SearchHound.com owns and maintains a proprietary list of webmasters who have registered their URL and email addresses with the site. This list is now in excess of 600,000 names representing more than two million URL addresses. The company has developed the "HOWL Newsletter" which it distributes to this community of webmasters. The company has the right to and markets and advertises to this community on a frequent basis. The company has contracted with a third-party advertising firm to secure direct advertising campaigns and market directly to this community creating a revenue opportunity for the company. Additionally, the company has the right to and markets directly to this community, selected marketing campaigns for relevant products and services.

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

Income Taxes

The Company has not filed any tax returns since inception. It is anticipated that if tax returns were filed, the company would have net operating losses. The current deficit of $2,635,734 at December 31, 1999 would potentially create a similar net operating loss. None of these losses would be available to the


--------------------------------------------------------------------------------
                                                                          Page 7

Company because of the change in ownership of the Company. It is the Companies intent to file tax returns on a going forward basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 3. Judgments Payable

None.

Note 4. Prepaid Expense

None.

Note 5. Stockholders' Equity and Capital Stock

The Company issued 500,000 shares of common stock on May 9, 2000 for $500,000 for internet and other consulting services and salaries pursuant to an S-8 registration filed April 26, 2000.

The Company issued 475,917 shares of common stock in full satisfaction of the Company's $395,250 convertible notes payable.

The Company issued 13,500,000 shares of its common stock for the 100% acquisition of SearchHound 2000 Ltd.

The Company issued 4,850,000 shares of its common stock plus a 300,000 cash payment agreement for the 100% acquisition of SoloSearch.com, Inc.

Earnings (losses) per share were calculated on the number of shares outstanding At the end of the period and the end of prior years.

Note 6. Going Concern

Because of significant operating losses and the possibility of no future funding there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company has raised limited additional working capital through equity financing and anticipates raising additional working capital through private placement initiatives and acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

Note 7. Other Expense

None.

Note 8. Convertible Notes

None

Note 9. Loans Receivable

None.

Note 10. License Fees Receivable

None.

Note 12. S-8 Offering

On April 26, 2000 the Company filed an S-8 Registration Statement with the SEC registering the issuance of a total of 500,000 shares for services rendered or services to be rendered under the terms of the agreement including 1) 100,000


--------------------------------------------------------------------------------
                                                                          Page 8
shares to Clifford M. Johnston through an employment agreement dated April 15,2000; 2) 125,000 shares to Jerry Cornwell through an employment agreement dated April 15, 2000; 3) 55,000 shares to Tony Zitko through an employment agreement; 4) 50,000 shares to John Young through an employment agreement; 5) 25,000 shares to Judy Morton Johnston through an employment agreement; 6) 20,000 shares to Brad Cohen through an employment agreement; 7) 75,000 shares to Naomi Hope through a consulting agreement; 8)50,000 shares to Constance Swedberg through a consulting agreement. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

Note 13. Change of Name and Corporate Domicile by Way of Merger

In June 2000 the Company concluded the acquisition of SearchHound 2000, Ltd. a new Nevada corporation which resulted in a change of name from PAN International Gaming, Inc. to SearchHound.com, Inc.

Note 14. Certain Transactions

None


Note 15. Litigation - Tropical

None


Note 16. Executive Employment Agreement

In connection with the acquisition of SearchHound 2000 Ltd. and SoloSearch.com, Inc. the Board of Directors on July 12, 2000 approved and adopted the employment agreement between Dave L. Mullikin and SearchHound 2000 Ltd. retroactive to its effective date of April 27, 2000 to SearchHound.com, Inc. making Dave L. Mullikin the President and CEO of SearchHound.com, Inc. The agreement is incorporated herein by reference.

Note 17. Subsequent Events

On August 9, 2000, management of the Company learned of a claim by Mark Joyner, as representative of certain sellers (the "Former Owners") against SearchHound 2000 Ltd. Pursuant to an Asset Purchase Agreement and Amendment (collectively, the "Website Asset Agreement") between the Former Owners and SearchHound 2000 Ltd., on June 1, 2000 the Former Owners sold certain of the website assets now


--------------------------------------------------------------------------------
                                                                          Page 9
comprised within the Company's Searchhound website to SearchHound 2000 Ltd. As discussed in Note 1, the Company's predecessor, PAN International Gaming, Inc., purchased all of the capital stock of SearchHound 2000 Ltd. effective June 1, 2000. The Company currently uses and substantially depends upon these websites assets in the operation of its business.

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


The Company monitored this situation to ensure the Former Owner's claim was resolved satisfactorily. The claim was, in fact, settled satisfactorily with the advance of $25,000 to the Former Owners and 1,000,000 additional shares of unregistered common stock of the company (from shares issued to them by the Company in connection with the Company's acquisition of SearchHound 2000 Ltd.), and commitment to deliver warrants to purchase 200,000 shares from the former stockholders of SearchHound.com 2000 Ltd. The $25,000 cash payment was made by SearchHound.com, Inc. CEO, Dave L. Mullikin in exchange for 250,000 shares of unregistered common stock of the company (from shares issued to them by the Company in connection with the Company's acquisition of SearchHound 2000 Ltd.).

The Company is satisfied that these actions complete the final and irrevocable transfer of the assets purchased and is wholly indemnified from any future claims or actions.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

SearchHound.com, Inc. is a 3-year-old Internet business focused on providing Web sites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 600,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com. SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound.com is


--------------------------------------------------------------------------------
                                                                         Page 10
known for developing strong revenue-sharing Affiliate Programs; a twice-weekly newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

Revenue for the company is generated on a multi-faceted Internet b2b, b2c, b2b2c, model of licensing, monthly service fees, revenue sharing, advertising, marketing products and services, strategic marketing partnerships, affiliate programs, and synergistic joint ventures.

The company currently licenses its SoloSearch customized search technology to content-based websites who, by utilizing its Intelligent Research Management Solution obtains advanced real time search results. In addition to the license fee there is a monthly service fee component to host, support, monitor, and report client activity. Advertising, products, and services revenue is generated through the search process on each of the client's websites for the company. In some instances, the company shares the revenue with its website customers to encourage additional user traffic plus creating additional revenue opportunities for the company. Virtually every website on the Internet is a potential client of the SoloSearch search engine application. SearchHound.com is a public search engine that is accessible to every user of the Internet. As such, revenue is generated when users purchase products and services advertised on the search engine site. In addition, SearchHound.com has developed revenue model whereby websites who have listed their URL (address) within the search engine can schedule financial bids in order to have their URL ranked higher in the response category of results. Competitive bidding and user "click throughs" result in additional revenue to the company. Banner advertising is still a viable revenue-generating activity. SearchHound.com selects appropriate and relevant banner advertisements to appear on its main site and all affiliate sites that host the SearchHound.com link. Additionally, affiliate programs generate revenue for the company. SearchHound.com has its own affiliate program whereby websites and webmasters can link to the SearchHound.com site by promoting products and services that are marketed via the site. There is a revenue sharing program, which compensates the Affiliate thus encouraging additional traffic and additional revenue opportunity for the company. SearchHound.com owns and maintains a proprietary list of webmasters who have registered their URL and email addresses with the site. This list is now in excess of 600,000 names representing more than two million URL addresses. The company has developed the "HOWL Newsletter" which it distributes to this community of webmasters. The company has the right to and markets and advertises to this community on a frequent basis. The company has contracted with a third-party advertising firm to secure direct advertising campaigns and market directly to this community creating a revenue opportunity for the company. Additionally, the company has the right to and markets directly to this community, selected marketing campaigns for relevant products and services.


FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending September 30, 2000 reflect an operating loss of $298,488 as compared to a loss of $89,250 for the quarter ending September 30, 1999. Included in the $298,488 loss were $132,927 in wages and salaries and $51,795 in contractor/consulting fees primarily for Internet development programming. Also included were $32,462 in legal fees and $20,041 in insurance expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $547,705 and current assets of $250,455.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has raised limited additional working capital through equity financing and plans to raise additional working capital through private placement financing and the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.


--------------------------------------------------------------------------------
                                                                         Page 11

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K/A

           (a)     EXHIBITS incorporated by reference

                   Audited financials for SearchHound.com 2000 Ltd.

                   Audited financials for SoloSearch.com, Inc.







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


Dated:  November 14, 2000


By: /s/ DAVE L. MULLIKIN
    ----------------------------

--------------------------------
Dave L. Mullikin
President & CEO


--------------------------------------------------------------------------------
                                                                         Page 12

                              SEARCHHOUND.COM, INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED September 30, 2000 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
Unaudited Consolidated Statement of Financial Position
at September 30, 2000 and December 31, 1999 and 1998                         2

Unaudited Consolidated Statement of Operations for the
Period Ended September 30, 2000 and the Years Ended
December 31, 1999 and 1998                                                   4


Unaudited Consolidated Statement of Cash Flows for the
Period Ended September 30, 2000 and the Years Ended
December 31, 1999 and 1998                                                   5


Unaudited Consolidated Statement of Changes in
Stockholders' Equity for the Period Ended
September 30, 2000 and the Years Ended
December 31, 1999 and 1998                                                   6


Notes to Consolidated Financial Statements                                   15


--------------------------------------------------------------------------------
                                                                         Page 13

                              SEARCHHOUND.COM, INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                September 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                     ASSETS


                                             09/30/00             12/31/99           12/31/98
                                           ------------          ----------        ------------
CURRENT ASSETS

    Cash in Bank                           $     12,733         $       89          $        50
    Loan Receivable - Tropical
      (Note 9)                                      -0-            566,805              566,805
    Less: Reserve For Bad Debt                      -0-           (566,805)            (566,805)
    License Fee Receiv. - Tropical
      (Note 10)                                     -0-            499,091              499,091
    Less: Reserve For Bad Debt                      -0-           (499,091)            (499,091)
    Accounts Receivable                          51,487                -0-                  -0-
    Other Current Assets                        186,234                -0-                  -0-
                                           ------------         ----------         ------------

    Total Current Assets                        250,455                 89                   50

FIXED ASSETS

    Computer Equipment                           25,206                -0-                  -0-
    Office Furniture                              8,958                -0-                  -0-
    Leasehold Improvements                        4,187                -0-                  -0-
    SoloSearch Software                          38,748                -0-                  -0-
    Less: Accumulated Depreciation               (1,765)               -0-                  -0-
    Gaming System-Hardware (Note 1)                 -0-             47,030               47,030
    Less: Reserve For Bad Debt                      -0-            (47,030)                 -0-
    Gaming System-Software (Note 1)                 -0-             52,970               52,970
    Less: Reserve For Bad Debt                      -0-            (52,970)                 -0-
                                           ------------         ----------         ------------

    Total Fixed Assets                           75,334                -0-              100,000

OTHER ASSETS

    Prepaid Expenses (Note 4)                       -0-             55,667              259,667
    Settlement Agreement-principals                 -0-            360,000              360,000
    Escrowed shares for debt,
       Millard account                              -0-            125,448              125,448
    Investment-Whitfield Holdings                   -0-                -0-            3,200,000
    Investment-Whitfield/Unearned                   -0-                -0-           (3,140,421)
    Organizational Costs                            -0-                -0-                  -0-
    Less: Accumulated Amortization                  -0-                -0-                  -0-
    Refundable Deposits                             264                -0-                  -0-
    Goodwill                                 20,358,470                -0-                  -0-
    Investment-SearchHound.com
       2000 Ltd.                              3,000,000                -0-                  -0-
    Stock - Global Net                           60,000                -0-                  -0-
                                           ------------         ----------         ------------

    Total Other Assets                       23,418,734            541,115              804,694
                                           ------------         ----------         ------------

TOTAL ASSETS                               $ 23,744,523         $  541,204         $    904,744
                                           ============         ==========         ============


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 14

                             SEARCHHOUND.COM, INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             09/30/00             12/31/99             12/31/98
                                                           -------------        ------------         ------------
CURRENT LIABILITIES

    Accounts Payable (Note 3)                              $     247,705        $    308,270         $    250,883
    Conv. Notes Payable (Note 8)                                     -0-             395,250              395,250
    Taxes payable                                                    -0-              18,795               18,795
    Agreement Payable-Shareholders
       SoloSearch.com, Inc.                                      300,000                 -0-                  -0-
                                                           -------------        ------------         ------------

        Total Current Liabilities                                547,705             722,315              664,298

LONG TERM LIABILITIES

    Stipulation Payable-Roake
       (Note 3)                                                      -0-             225,000              225,000
                                                           -------------        ------------         ------------

    Total Long-Term Liabilities                                      -0-             225,000              225,000

OTHER LIABILITIES

    Loan From Shareholder                                            -0-                 -0-                  -0-
    Deferred Income                                              140,000                 -0-                  -0-
                                                           -------------        ------------         ------------

            Total Other Liabilities                              140,000                 -0-                  -0-
                                                           -------------        ------------         ------------

            Total Liabilities                                    687,705             947,315              889,928

STOCKHOLDERS' EQUITY

    Common Stock, $.001 par value;
        50,000,000 shares authorized;
        7,758,413 shares issued and
        outstanding at December 31,
        1998; 4,508,413 shares at
        December 31, 1999; and
        23,834,330 shares at September 30, 2000                   23,834               4,508                7,758
    Additional Paid in Capital                                26,657,150           2,225,115            5,421,866
    Common Stock-Unearned Escrow                                     -0-                 -0-           (3,140,421)
    Accumulated Deficit                                       (3,624,166)         (2,635,734)          (2,274,387)
                                                           -------------        ------------         ------------

            Total Stockholders' Equity                        23,056,818            (406,111)              14,816
                                                           -------------        ------------         ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                       $  23,744,523        $    541,204         $    904,744
                                                           =============        ============         ============


  The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 15

                           SEARCHHOUND.COM, INC., INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                    Period Ended     Year Ended       Year Ended
                                                      09/30/00        12/31/99         12/31/98
                                                    ------------     ----------       ----------
REVENUE
  Gaming License Fees                               $      -0-        $     -0-        $ 499,091
  Less: Bad Debt (Note 10)                                 -0-              -0-         (499,091)
  Revenue Sharing                                       15,250              -0-              -0-
  Traffic Revenues                                       6,183              -0-              -0-
  Monthly Service Fees                                  16,449              -0-              -0-
  License Fees                                         145,144              -0-              -0-
  Advertising                                           20,772              -0-              -0-
                                                    ----------        ---------        ---------
      Total Revenue                                    208,198              -0-              -0-
                                                    ----------        ---------        ---------

GROSS PROFIT (LOSS)                                    208,198              -0-              -0-
                                                    ----------        ---------        ---------

OPERATING EXPENSES
  Accounting fees (Note 12)                              8,458           14,000           14,000
  Advertising and promotion                              7,608              -0-              -0-
  Amortization                                           8,702              -0-              -0-
  Audit fees                                            12,500              -0-              -0-
  Bad Debt (Note 9)                                        -0-          100,000          566,805
  Bank charges                                           1,434               96              274
  Consulting fees (Note 12)                            125,000              -0-           51,753
  Contract labor                                        65,960              -0-              -0-
  Computer expense                                      13,236              -0-              -0-
  Copy and printing expense                                921              -0-              -0-
  Depreciation                                           1,765              -0-              -0-
  Dues and subscriptions                                 1,728              -0-              -0-
  Employee Benefits                                     11,519              -0-              -0-
  Insurance                                             22,137              -0-              -0-
  Interest                                                 147              -0-           25,424
  Internet & web site fees                              10,501            1,175           12,445
  Inv. relations exp (Note 12)                           6,835            2,117           63,205
  Inv. relations fees (Note 12)                            -0-           60,000           48,000
  Legal fees                                            50,616           40,379           25,239
  Licenses and permits                                   8,000              -0-              -0-
  Meals and entertainment                                2,169              -0-              -0-
  Miscellaneous expense                                  6,520              -0-              -0-
  Office expense                                         6,707              742              455
  Outside services                                       3,545              -0-              -0-
  Payroll taxes                                         20,072              -0-              -0-
  Postage and delivery                                   1,028            1,075            2,009
  Professional fees                                        -0-            3,745            1,610
  Public relations                                      23,149              -0-              -0-
  Rent - office                                         26,233              -0-              -0-
  Rent - other                                           4,299              -0-              -0-
  Repairs and maintenance                                1,152              -0-              -0-
  SEC electronic filing expense                          7,588            7,769           16,584
  Software expense                                       3,828              -0-              -0-
  Taxes and licenses                                     1,098              110              260
  Telephone                                             11,547              -0-            1,450
  Transfer Agent fees                                    6,500            1,005            3,095
  Travel                                                27,409            2,729            8,443
  Utilities                                              3,030              -0-              -0-
  Wages and salaries (Note 12)                         737,211          130,000           65,000
                                                    ----------        ---------        ---------
Total Operating Expenses                            $1,233,266        $ 364,942        $ 906,051
                                                    ==========        =========        =========


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 16

                           SEARCHHOUND.COM, INC., INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                  Period Ended      Year Ended         Year Ended
                                    09/30/00         12/31/99           12/31/98
                                  ------------      ----------         ----------
(LOSS) FROM OPERATIONS             (1,025,068)       (364,942)          (906,051)
                                  -----------       ---------          ----------
INTEREST EXPENSE                      (2,665)             -0-

OTHER EXPENSE                       (360,000)             -0-             (5,000)

OTHER INCOME                         399,301              -0-              5,820

PROVISION FOR INCOME TAX                 -0-              -0-                -0-
                                  ===========       =========          =========
NET INCOME (LOSS)                 $ (988,432)       $(364,942)         $(905,231)
                                  ===========       =========          =========
NET INCOME (LOSS) PER SHARE       $    (0.04)       $   (0.08)         $   (0.11)
                                  ===========       =========          =========


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 17

                           SEARCHHOUND.COM, INC., INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                            Period Ended          Year Ended           Year Ended
                                                              09/30/00             12/31/99             12/31/98
                                                            ------------         ------------         ------------
Cash Flows From
Operating Activities:

Net Profit (Loss)                                           $   (988,432)        $   (364,942)        $   (905,231)
                                                            ------------         ------------         ------------

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
  Net Cash Provided by
  Operating Expenses:
    Increase (Decrease) In:
      Accounts payable                                          (370,870)              57,387             (197,362)
      Taxes payable, accrued
        wages, accrued interest                                      -0-                  -0-                  -0-
      Judgment payable                                               -0-                  -0-             (200,909)
      Accrued judgment interest                                      -0-                  -0-              (94,902)
      Stipulation payable                                            -0-                  -0-              225,000
      Adjustment to retained earnings
         for subsidiary adjustment                                53,470                3,595              229,518
      Deferred income                                            140,000                  -0-                  -0-
                                                            ------------         ------------         ------------

Net Cash Provided by
Operating Activities:                                           (177,400)              60,982              (38,655)
                                                            ------------         ------------         ------------

Cash Flows From
Investing Activities:
  (Increase) Decrease in current assets                         (250,366)                 -0-                  -0-
  (Increase) Decrease in fixed assets                            (75,344)             100,000             (100,000)
  (Increase) Decrease in other assets                        (22,877,619)             263,579             (219,694)
                                                            ------------         ------------         ------------

Net Cash Used In
Investing Activities:                                        (23,203,329)             363,579             (319,694)
                                                            ------------         ------------         ------------

Cash Flows From
Financing Activities:
  Proceeds from sale of common stock                             110,400               (3,250)               4,570
  Capital contribution from shareholders                      23,975,924              (56,330)             863,810
  Loans from officers                                            206,192                  -0-                  -0-
  (Payment of) proceeds from debt                                 89,264                  -0-              395,250
                                                            ------------         ------------         ------------

Net Cash Received From
Financing Activities:                                         24,381,780              (59,580)           1,263,630
                                                            ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                                   12,619                   39                   50

Cash Beginning of Periods                                            114                   50                  -0-
                                                            ------------         ------------         ------------

Cash End of Periods                                               12,733                   89                   50
                                                            ============         ============         ============



   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 18

                           SEARCHHOUND.COM, INC., INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL POSITION AT
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                          Common Stock             Additional
                                   -------------------------         Paid In         Accumulated
                                     Shares          Amount          Capital           Deficit            Totals
                                   -----------       -------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1997           3,188,163         3,188         1,417,635        (1,598,674)         (177,851)

Common stock issued at $0.50
per share to consummate
settlement re:  Williams
and Bickel                              30,000            30            14,970               -0-            15,000

Adjustment to retained
earnings                                   -0-           -0-               -0-           229,518           229,518

Common stock issued at
$1.00 per share into escrow
(earned portion only) for
acquisition of Whitfield
Holdings, Ltd.                       3,200,000         3,200           156,380               -0-           159,580

Common stock issued for
services rendered incident
to the acquisition of
Whitfield Holdings, Ltd.               800,000           800               -0-               -0-               800

Common stock issued at $0.50
per share in New York
private placement                       50,000            50            24,950               -0-            25,000

Contribution of paid-in
capital from former Whitfield
shareholder and PAN escrow
shareholder (Note 8)                       -0-           -0-           177,750               -0-           177,750

Common stock issued at
$1.00 per share pursuant to
S-8 Offering, December 1998            490,250           490           489,760               -0-           490,250

Net income (loss) for the
period ended
December 31, 1998                          -0-           -0-               -0-          (905,231)         (905,231)
                                   -----------       -------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1998           7,758,413         7,758         2,281,445        (2,274,387)           14,816
                                   ===========       =======       ===========       ===========       ===========

Cancellation of 3,200,000
shares for fraud and
failure of consideration
August 1999                         (3,200,000)       (3,200)         (156,380)              -0-          (159,580)

Cancellation of 50,000
shares for fraud and
failure of consideration
August 1999                            (50,000)          (50)               50               -0-               -0-

Net income (loss) for the
period ended
December 31, 1999                          -0-           -0-               -0-          (364,942)         (364,942)

Adjustment to retained
earnings for subsidiary
adjustment                                 -0-           -0-               -0-           115,596           115,596)
                                   -----------       -------       -----------       -----------       -----------
BALANCE, DECEMBER 31, 1999           4,508,413         4,508         2,125,115        (2,523,733)         (394,110)
                                   ===========       =======       ===========       ===========       ===========

500,000 shares of common
stock issued at $1.00 per
share pursuant to S-8
Offering, April 26, 2000               500,000           500           499,500               -0-           500,000

475,917 shares of
common stock issued at
for a $395,250 debt
settlement, May 4, 2000                475,917           476           394,774               -0-           395,250

13,500,000 shares of
common stock issued at
$1.00 per share for
purchase of SearchHound,
April 14, 2000                      13,500,000        13,500        13,486,500               -0-        13,500,000

4,850,000 shares of
common stock issued at
$2.00 per share for
purchase of SoloSearch,
May 4, 2000                          4,850,000         4,850         9,695,150           (64,397)        9,635,603

Net income (loss) for the
period ended
September 30, 2000                         -0-           -0-               -0-          (719,686)         (719,686)
                                   -----------       -------       -----------       -----------       -----------
BALANCE, September 30, 2000         23,834,330        23,834        26,201,039        (3,307,816)      (22,917,057)


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                         Page 19

                              SEARCHHOUND.COM, INC.
                    (FORMERLY PAN INTERNATIONAL GAMING, INC.)
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 AND DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

Advantage Parking Lot Service, Inc. (incorporated in the State of California on February 19, 1986) was engaged in the manufacturing and sale of asphalt-based slurry sealants. Advantage applied the slurry sealants to asphalt surfaces, primarily parking lots. Advantage also had a tank cleaning operation which decontaminated portable commercial lubricant tanks. The slurry-sealer


--------------------------------------------------------------------------------
                                                                         Page 20
manufacturing plant is located in Fontana, California. Advantage had ten employees.

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

On June 30, 1998 the Company acquired and licensed-back the gaming system from Way Communications Race and Sports Book and moved it to Antigua on July 17, 1998 to be operated by Tropical International Sports, Inc. The purchase price was $380,000, the terms for which were $160,000 down and a non-interest bearing note for the balance payable at $10,000 per month. The Company deducted this purchase price from its loans receivable to Tropical International Sports, Inc. subject


--------------------------------------------------------------------------------
                                                                         Page 21
to proof of payment. These amounts were never paid by Tropical and the loans receivable account from Tropical have been increased accordingly. (See Note 9.)

Note 1. Organization and Basis of Accounting - continued

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

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, PAN International Gaming, Inc., a Nevada corporation, purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 4,850,000 shares of common stock and an aggregate of $300,000 cash. The foregoing transaction resulted in the issuance of 20.3% of the issued and outstanding shares of PAN International Gaming, Inc. The amount of consideration paid and received was negotiated by the parties to the Stock Purchase Agreement and may have no relationship to commercial, economic or fair market value of any tangible or intangible assets. In evaluating the transaction, the company considered criteria such as the value of the assets of SoloSearch, SoloSearch's


--------------------------------------------------------------------------------
                                                                         Page 22
ability to compete in its markets and the current and anticipated business operations of SoloSearch. Founded in 1999, Kansas City-based SoloSearch.com is an intelligent Internet search and content management tool.

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


--------------------------------------------------------------------------------
                                                                         Page 23

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

The $225,000 stipulation payable was paid in May, 2000 from the sale of stock held in escrow. A sale which paid off the stipulation was arranged incident to but prior to the acquisition of SearchHound. The accrued interest was waived.

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


--------------------------------------------------------------------------------
                                                                         Page 24

Note 5. Stockholders' Equity and Capital Stock

The Company issued 500,000 shares of common stock on May 9, 2000 for $500,000 for internet and other consulting services and salaries pursuant to an S-8 registration filed April 26, 2000.

The Company issued 475,917 shares of common stock in full satisfaction of the Company's $395,250 convertible notes payable.

The Company issued 13,500,000 shares of its common stock for the 100% acquisition of SearchHound 2000 Ltd.

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

Note 9. Loans Receivable - Tropical

The Company through its wholly owned subsidiary, Whitfield Holdings, Ltd., made loans to Whitfield's race and sports book licensee, Tropical International Sports, Inc., of $566,805 from which it deducted $380,000 for the acquisition of


--------------------------------------------------------------------------------
                                                                         Page 25
the gaming system from Way Communications, Inc. subject to the actual proof of payment from Tropical. Tropical took over operation of the Way Communications race and sports book as of July 17, 1998. Tropical never paid Way Communications, Inc. and therefore, as of December 31, 1998 the outstanding balance was $566,805 after adding back in the $380,000. A reserve for bad debts has been set up in the same amount, thus zeroing out this item as an asset.

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

On April 26, 2000 the Company filed an S-8 Registration Statement with the SEC registering the issuance of a total of 500,000 shares for services rendered or services to be rendered on behalf of the company including 1) 100,000 shares to Clifford M. Johnston through an employment agreement dated April 15,2000; 2) 125,000 shares to Jerry Cornwell through an employment agreement dated April 15, 2000; 3) 55,000 shares to Tony Zitko through an employment agreement; 4) 50,000 shares to John Young through an employment agreement; 5) 25,000 shares to Judy Morton Johnston through an employment agreement; 6) 20,000 shares to Brad Cohen through an employment agreement; 7) 75,000 shares to Naomi Hope through a consulting agreement; 8)50,000 shares to Constance Swedberg through a consulting agreement. The shares were issued to prevent cash flow drain to the Company until the Company has sufficient capital for pay for needed services.

Note 13.  Change of Name and Corporate Domicile by Way of Merger

In December 1998 the Company concluded a merger with PAN International Gaming, Inc., a new Nevada corporation, on the basis of a one-for-one exchange of shares which resulted in a change of name from PAN Environmental Corporation to PAN International Gaming, Inc. along with a change of corporate domicile from Delaware to Nevada.


--------------------------------------------------------------------------------
                                                                         Page 26

In June 2000 the Company concluded the acquisition of SearchHound 2000, Ltd., a new Nevada corporation which resulted in a change of name from PAN International Gaming, Inc. to SearchHound.com, Inc.

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

Note 16. Executive Employment Agreement

In connection with the acquisition of SearchHound 2000 Ltd. and SoloSearch.com,


--------------------------------------------------------------------------------
                                                                         Page 27

Inc. the Board of Directors on July 12, 2000 approved and adopted the employment agreement between Dave L. Mullikin and SearchHound 2000 Ltd. retroactive to its effective date of April 27, 2000 to SearchHound.com, Inc. making Dave L. Mullikin the President and CEO of SearchHound.com, Inc. The agreement is incorporated herein by reference.

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


The Company monitored this situation to ensure the Former Owner's claim was resolved satisfactorily. The claim was, in fact, settled satisfactorily with the advance of $25,000 to the Former Owners and 1,000,000 additional shares of unregistered common stock of the company (from shares issued to them by the Company in connection with the Company's acquisition of SearchHound 2000 Ltd.), and commitment to deliver warrants to purchase 200,000 shares from the former stockholders of SearchHound 2000 Ltd. The $25,000 cash payment was made by SearchHound.com, Inc. CEO, Dave L. Mullikin in exchange for 250,000 shares of unregistered common stock of the company (from shares issued to them by the Company in connection with the Company's acquisition of SearchHound 2000 Ltd.).

The Company is satisfied that these actions complete the final and irrevocable transfer of the assets purchased and is wholly indemnified from any future claims or actions.


--------------------------------------------------------------------------------

                                 EXHIBIT INDEX


Exhibit
Number
---------
  27.1                Financial Data Schedule