Form 10KSB
period 2000-12-31
SEARCHHOUND COM INC
filed 2001-04-16
CIK 791115

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-19471

                               SEARCHHOUND.COM, INC
             (Exact name of registrant as specified in its charter)

Nevada                                                   91-1942841
------                                                   ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)


                            1700 Wyandotte Street
                            Kansas City, MO 64108
                    (Address of principal executive offices)
                                   (Zip Code)



Registrant's telephone number, including area code:           (816) 960-3777

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
$.001 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the fiscal period ended December 31, 2000 was $211,164.

As of December 31, 2000, the aggregate number of shares of Common Stock held by non-affiliates was 4,533,772 shares

As of December 31, 2000, the aggregate number of shares outstanding of the registrant's Common Stock was 22,156,621 since December 31, 2000 the registrant's Common Stock has traded regularly with the lowest closing price of $0.17 representing a $3,766,625 market value to a high closing of $0.75 representing a $16,617,466 market valuation. See Item 5.

Documents incorporated by reference: SEE EXHIBIT SCHEDULE



                                TABLE OF CONTENTS


                                     PART I


Item 1.      Business

Item 2.      Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.      Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Matters



                                    PART III

Item 9.      Directors, Executive Officers, promoters and Control Persons
               Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13      Exhibits


                                     PART I

ITEM 1.      BUSINESS

General

SearchHound.com, Inc. is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting and reporting purposes. Specifically, SearchHound.com 2000, Ltd. was treated as the acquirer of Pan International due to the fact that the shareholders of Searchound.com 2000, Ltd. received 13,500,000 shares or 70.3% of the total shares outstanding upon consummation of the merger. Accordingly, the focus of this report is solely on the ongoing business of SearchHound.com, Inc. (prior to the name change - Searchound.com 2000 Ltd.). For a historical perspective regarding Pan International Gaming, Inc. (OTC BB: PANE) refer to by way of reference previous 10-QSB and 10-KSB filings.

Prior to the reverse merger, the Registrant (PAN International Gaming) spent considerable effort and specifically during the period between January 1, 2000 through May 31, 2000 pursuing a reverse merger transaction with Searchound.com 2000 Ltd. and the acquisition of SoloSearch.com, Inc.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal 2000 and prior to June 1, 2000, Pan International was note engaged in operating activities and there were no revenues or business operations.

Immediately following the reverse merger with PAN International Gaming the Company changed its name to SearchHound.com, Inc. effective June 6, 2000.

Searchound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the Searchound.com backbone architecture. The shareholders of Searchound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of Searchound.com 2000, Ltd. stock.

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited Liability Company, for an aggregate of 4,850,000 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound ($2.969 closing price on May 3, 2000) and the $300,000 cash consideration. Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound. Founded in 1999, Kansas City-based SoloSearch.com is an intelligent Internet search and content management tool.

The new management team devoted significant resources to building the management team, integrating the two businesses, and developing revenue streams during the periods of July 2000 through September 2000. Significant revenues began in September 2000. SearchHound.com, Inc. (the "Company" or "SearchHound") operates an online technology based enterprise business that is a destination for Webmasters and small business owners who want to make their Website more accessible to Internet users.

SearchHound has its principal offices located in Kansas City, Missouri and is an Internet property that provides a content filtering search engine for the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 600,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com.

As an outcome of Search Hound's acquisition of SoloSearch.com on July 11, 2000, SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound is known for developing strong revenue-sharing Affiliate Programs; a twice weekly newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

SearchHound facilitates this process by offering a search engine technology through a multi-featured search process whereby Webmasters and business owners register their URL (Internet domains). This allows users of the Internet to conduct a search via SearchHound.com to locate, identify, and direct customer traffic to the Webmaster's site for e-commerce activity. SearchHound generates revenue through traditional banner advertising on its homepage. SearchHound has developed multiple other revenue streams necessary to be competitive and profitable in the Internet and e-commerce industry. In additions to a no-charge listing service available SearchHound has been a pioneer in developing a "pay-per-click" revenue model. This "pay-per-click" model allows advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results returned appear on the page ranked in descending order based on the bid amount, with the highest bidder ranked first. Each advertiser determines how much they are willing to pay to have the user "click" on their URL and be transferred to their home page or website. Advertisers pay SearchHound for each click-through, so advertisers bid only on keywords relevant to the products, services, or information that they offer. As a result of the Advertiser managing their individual account and determining how much they wish to bid thus controlling their placement in the ranking system, SearchHound believes it is providing advertisers a cost-effective and creative way to target consumers to find and access their products, services and information.

At the time that Webmasters or business owners register their URL with SearchHound an online bidding account is created. The account holder determines if they wish to activate the "keyword bidding" by depositing monies into the account for bidding purposes. The minimum amount to activate an account is $25.00 while many new accounts begin with a $100 balance. Also, at the time that Webmasters or business owners register their free URL with SearchHound they are prompted to join SearchHound.com, Inc.'s weekly electronic newsletter "HOWL" and to accept direct email solicitations for relevant products and services. Both of these selections are voluntary and require the subscriber to "opt-in" to receive such correspondence.

The "HOWL" newsletter is sent twice weekly to more than 600,000 recipients and is co-managed by SearchHound.com, Inc. and IZ, Inc. IZ, Inc. is a content focused creator of e-magazines and e-newsletters. SearchHound receives revenue from advertising earned through agreements and relationships IZ, Inc. has with third party advertising brokers and traditional banner advertising. Direct email correspondence to the "opt-in" list is managed directly by SearchHound sending ads to more than one million users. Revenue is generated from advertisers who wish to reach this targeted demographic audience of Webmasters, business owners, and technology oriented group. Approximately 15% of this list is based outside the United States.

SearchHound has enhanced its reputation as a destination for Webmasters by creating affiliate relationships to bring relevant products and services to its registered users and visitors to www.searchhound.com. SearchHound has entered into agreements with multiple Internet based businesses that offer critical products and services which are intended to assist the Webmaster or business owner enhance their business model, reach more customers, and improve their likelihood of success. SearchHound resells these products and services either as an affiliate or through a co-branded or private-label agreement. SearchHound incurs little implementation cost and benefits from a revenue sharing partnership.

SearchHound had nine fulltime employees, two part-time employees and one fulltime contract employee as of December 31, 2000. Employee positions represent two senior management, one senior technical, one marketing director, one operations manager, one business development executive, one financial controller, one network administrator/design, one customer service, and two software programmers. Additional resources are utilized through contract agreements, consulting agreements, and outsource partnerships.

SearchHound's losses for the year ended December 31, 2000, were approximately $2.25 million of which $1.8 million was non-cash depreciation and amortization (primarily goodwill associated with the SoloSearch acquisition) and $0.2 million was in common stock issued for services. Therefore, net cash used for operating activities only totaled $263,996 for the year ended December 31, 2000.

Management has devoted substantial attention to growing revenues through acquisitions and in that respect has closed three separate acquisitions subsequent to December 31, 2000:

On January 31, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado.UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock.
Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 1,235,000 unregistered shares of SearchHound common stock and $60,000 cash payable ratably over four months beginning April 2001. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On March 28, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of JobBankUSA, Inc. ("JobBank") for total consideration consisting of 2,000,000 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration is subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues. Total consideration will not exceed 4,000,000 shares nor be less than 2,000,000 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.

Management intends to continue this strategy of growing the company through acquisitions as well as increasing revenues of existing businesses during 2001.


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



ITEM 2.      PROPERTIES

SearchHound rents approximately 4,000 square feet of office space for it headquarter operations in Kansas City, Missouri. SearchHound believes its current facilities will be adequate to sustain the anticipated increase in headcount for the next fiscal year.


ITEM 3.      LEGAL PROCEEDINGS

	None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of 2000, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is quoted on the NASD's OTC Bulletin Board electronic system under the ticker symbol SRHN since its name change on June 6, 2000. Prior to that date it traded under Pan International Gaming, Inc. as PANE. In addition, the Common Stock is subject to "penny stock" rules that impose restrictive sales practice and market making requirements on broker-dealers who sell and/or make a market in the Common Stock. This may affect the willingness of broker-dealers to sell and/or make a market in the Common Stock as well as the ability of shareholders to sell the Common Stock in the secondary market.

The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the period of June 6, 2000 through December 31, 2000. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           Quarter		Year         High       Low
           -------		----         ----       ---
             June 		2000         1.656      1.281
             Jul-Sep		2000         1.50        .30
             Oct-Dec 	        2000	      .45        .16

As of December 31, 2000 there were approximately 250 holders of record of the Registrant's common stock.

During the period ended December 31, 2000, the Registrant did not declare or pay any cash dividends. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future.


For the period ended December 31, 2000, the Company issued 25,380,621 shares and retired (3,224,000) shares of its common stock for a net total of 22,156,621 shares as follows:

1) 13,500,000 unregistered shares were issued to former shareholders of SearchHound.com 2000 Ltd. in connection with the reverse acquisition dated June 1, 2000

2) 4,850,000 unregistered shares were issued to the shareholders of SoloSearch on July 11, 2000 as consideration for the acquisition.

3) 628,619 unregistered shares were issued pursuant to a Private Placement memorandum during the period ended December 31, 2000. Such common shares were issued for cash consideration. Certain of the purchasers also received detachable common stock purchase warrants.

4) 915,299 shares of common stock were issued and registered pursuant to a Form S-8 during the period ended December 31, 2000. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of a maximum of 1,500,000 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

5) (3,224,000) shares of common stock were returned and cancelled from a shareholder of the Company. The shares were returned/cancelled to settle a contractual dispute regarding the shareholder's inability to raise required capital and other requirements contained in the Reverse Acquisition agreement. The shareholder had committed to return a total of 5,000,000 shares for which the Company would acknowledge and agree to the repayment of approximately $300,000 in capital the shareholder previously raised. As a result of the shareholder's failure to return the balance of 1,876,000 shares, the Company has withdrawn its consideration to repay the $300,000. The Company has recorded the return/cancellation of stock at the consideration given which is the share's par value.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated $211,164 of operating revenues during the period from inception (April 11, 2000) to December 31, 2000. The results of operations for the year ending December 31, 2000 reflect an operating loss of $2,251,473. Included in the loss were $1,759,033 in non-cash depreciation and amortization (primarily related to the goodwill resulting from the SoloSearch acquisition) and $164,754 in non-cash Common Stock issued for services. Therefore, the cash portion of the year's loss was only $263,996.

The operating losses were attributable to the Company's revenue sources and business lines being developed late in fiscal 2000 with significant revenues only occurring in the fourth quarter. Such revenues were not sufficient to cover the Company's operating costs. Cash operating costs were primarily salary and wage related, which is expected to continue.

SearchHound is an Internet enterprise that provides a content filtering search engine for the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 600,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com.

As an outcome of SearchHound's acquisition of SoloSearch.com, SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound is known for developing strong revenue-sharing Affiliate Programs; a twice weekly newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

SearchHound facilitates this process by offering a search engine technology through a multi-featured search process whereby Webmasters and business owners register their URL (Internet domains). This allows users of the Internet to conduct a search via SearchHound.com to locate, identify, and direct customer traffic to the Webmaster's site for e-commerce activity. SearchHound generates revenue through traditional banner advertising on its homepage. SearchHound has developed multiple other revenue streams necessary to be competitive and profitable in the Internet and e-commerce industry. In additions to a no-charge listing service available SearchHound has been a pioneer in developing a "pay-per-click" revenue model. This "pay-per-click" model allows advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results returned appear on the page ranked in descending order based on the bid amount, with the highest bidder ranked first. Each advertiser determines how much they are willing to pay to have the user "click" on their URL and be transferred to their home page or website. Advertisers pay SearchHound for each click-through, so advertisers bid only on keywords relevant to the products, services, or information that they offer. As a result of the Advertiser managing their individual account and determining how much they wish to bid thus controlling their placement in the ranking system, SearchHound believes it is providing advertisers a cost-effective and creative way to target consumers to find and access their products, services and information.

At the time that Webmasters or business owners register their URL with SearchHound an online bidding account is created. The account holder determines if they wish to activate the "keyword bidding" by depositing monies into the account for bidding purposes. The minimum amount to activate an account is $25.00 while many new accounts begin with a $100 balance. Also, at the time that Webmasters or business owners register their free URL with SearchHound they are prompted to join SearchHound.com, Inc.'s weekly electronic newsletter "HOWL" and to accept direct email solicitations for relevant products and services. Both of these selections are voluntary and require the subscriber to "opt-in" to receive such correspondence.

The "HOWL" newsletter is sent twice weekly to more than 600,000 recipients and is co-managed by SearchHound.com, Inc. and IZ, Inc. IZ, Inc. is a content focused creator of e-magazines and e-newsletters. SearchHound receives revenue from advertising earned through agreements and relationships IZ, Inc. has with third party advertising brokers and traditional banner advertising. Direct email correspondence to the "opt-in" list is managed directly by SearchHound sending ads to more than one million users. Revenue is generated from advertisers who wish to reach this targeted demographic audience of Webmasters, business owners, and technology oriented group. Approximately 15% of this list is based outside the United States.

SearchHound has enhanced its reputation as a destination for Webmasters by creating affiliate relationships to bring relevant products and services to its registered users and visitors to www.searchhound.com. SearchHound has entered into agreements with multiple Internet based businesses that offer critical products and services which are intended to assist the Webmaster or business owner enhance their business model, reach more customers, and improve their likelihood of success. SearchHound resells these products and services either as an affiliate or through a co-branded or private-label agreement. SearchHound incurs little implementation cost and benefits from a revenue sharing partnership.

Subsequent to December 31, 2000 the company completed the following acquisitions:

On January 31, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado.UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock. Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 1,235,000 unregistered shares of SearchHound common stock and $60,000 cash payable ratably over four months beginning April 2001.
FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On March 28, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of JobBankUSA, Inc. ("JobBank") for total consideration consisting of 2,000,000 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration is subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues. Total consideration will not exceed 4,000,000 shares nor be less than 2,000,000 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.


The Registrant anticipates substantial increases in operating revenues for fiscal 2001 due to growth in existing businesses and from the recent acquisitions described above. Furthermore, management plans to continue its strategy of growing revenue through acquisitions in the foreseeable future. The Company believes that current growth in existing businesses and considering the effects of such recent acquisitions that revenues for 2001 are substantially increasing and are in-line with operating costs. The Company attempts to utilize its common stock as consideration for making acquisitions and plans to continue this practice in order to minimize cash outlays. However, there can be no assurance that the Company can continue to locate and negotiate acquisitions meeting its overall business plan on a cost effective basis and utilizing stock as consideration.

Liquidity and Capital Resources; Plan of Operation

As of December 31, 2000 the Company had cash reserves or cash equivalents of $58,686.

During the fiscal year net cash used in operating activities totaled $263,996. Historically, the company has utilized common stock as consideration for acquisitions and partially in lieu of compensation, which has minimized the need for external funding. In addition, the Company has utilized private equity placements and cash acquired in acquisitions to fund its working capital needs.

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions and existing operations will provide substantial positive cash flows and available cash balances during 2001. Furthermore, management believes that currently the company is sustaining itself from a cash flow perspective through operations (including the recent acquisitions) and will continue this trend for the foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.



ITEM 7.      FINANCIAL STATEMENTS

       Attached hereto and incorporated herein by this reference are audited financial statements for the period from inception (April 11, 2000) to December 31, 2000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2001 SearchHound.com, Inc. dismissed William L. Butcher as its independent accountants. The reports of William L. Butcher on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In the connection with its audits for the two most recent fiscal years and through March 16, 2001, there have been no disagreements with William L. Butcher on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of William L. Butcher would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through December 31, 2000, there have been no reportable events.

The Registrant engaged Clevenger and Haywood CPA, P.C. as its new independent accountants as of March 16, 2001. During the two most recent fiscal years and through March 16, 2001, the Registrant has not consulted with Clevenger and Haywood, CPA on any maters and specifically with regard to any items, which concerned the subject matter of a disagreement or reportable event with the former auditor.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

       The directors and executive officers of the Company as of December 31, 2000 were as follows:


       Name                    Age    Position
       ----                    ---    --------

       Dave L. Mullikin        46     President, CEO, Director
       Brad N. Cohen           30     Executive Vice President,
                                      Secretary, Director
       John Flanders           32     Director
       Art Fillmore            54     Director


Dave L. Mullikin was appointed and placed under employment contract as President and Chief Executive Officer of Searchound.com 2000, Ltd. effective April 27, 2000. Mr. Mullikin's contract was adopted by the Board on July 12, 2000 and he became the President and Chief Executive Officer of SearchHound.com, Inc. and a member of the Board of Directors for the Company.

Mr. Mullikin has held a variety of executive positions within the healthcare, finance and consumer goods and services industries and is an active board member in a variety of professional and non-profit organizations. Most recently, Mullikin was co-founder and managing partner of Solutions.com, LLC, a start-up consulting service business that focused on business plan development, process improvement, market and competitive assessment, e-commerce business development and organizational structure. Prior to starting his own business, he was COO and a board member at HealthCore Medical Solutions, a publicly held NASDAQ small cap company marketing healthcare services through brokers and e-commerce. Under his guidance, he recruited a management team, successfully managed all SEC reporting and compliance requirements, investor relations, repositioned the product, and introduced an e-commerce distribution channel linking vendors, customers and marketers through its Web site strategy. He began his career in healthcare management as a senior executive with Blue Cross Blue Shield of Kansas City, where he was responsible for all operations related to its 700,000 members. Later he was the CEO- Blue Advantage Plus, which is the Medicaid HMO for the plan in both Kansas and Missouri. Mr. Mullikin also served as a corporate officer and vice president of Sales and Operations with Transamerica Insurance Finance, where he oversaw sales, operations, systems, and customer service.

Upon graduation from Oklahoma City University, Mullikin joined the General Electric Management Development Program. During his fifteen years with GE and GE Capital. Mr. Mullikin held progressively more responsible positions in finance, operations, customer service, and management, eventually become an Executive Band with the company. Additionally, he graduated from GE's Financial Management Program, a 30-month academic program for senior managers. He also traveled on GE Company's Corporate Audit Staff, participated in many executive level training programs at GE's Crotonville campus, and attended The Wharton School for Sales Force Management including a European market study involving early stage e-commerce initiatives.


Brad N. Cohen was appointed to the Board of Directors of the Company on July 12, 2000. Mr. Cohen was appointed and placed under employment contract as Executive Vice President of the Company on September 1, 2000. Mr. Cohen was the Co-founder of SoloSearch.com, Inc., which was acquired by SearchHound.com, Inc. on July 11, 2000 and acted in a senior management position of SoloSearch.com, Inc. and assisting in the transition of Searchound.com 2000, Ltd. until his appointment September 1, 2000.

Mr. Cohen brings a wealth of technology and entrepreneurial experience to his leadership role with the company and was the co-founder of SoloSearch.com. An entrepreneur since college, Mr. Cohen has founded and managed more than five successful technology ventures over the past seven years and has a deep understanding of the Internet start-up marketplace. In 1998, Cohen co-found Cohen Capital Technologies (CCT) to invest in innovative Internet technologies and to create commercial enterprises around these technologies. Under Mr. Cohen's management, Cohen Capital Technologies founded Neural Technologies, LLC, a software development company based on the only known Instantaneously Trained Neural Network Algorithm. This company also developed the artificial intelligence that powers SearchHound.com's search technology. CCT is currently a holding company for strategic investments. Prior to CCT, Cohen launched Real Information Systems (RIS), one of the nation's first web development companies focused on resort markets in North America. RIS developed several high profile web sites, including the official web site for Pope John Paul II during his visit to the U.S. in 1995. In 1995, RIS merged with another company to create Real Education, one of the first companies to offer online/distance education programs. As president of the newly merged company, Cohen managed all software/web development, and business operations. Real Education, now called eCollege (NASDAQ: ECLG), was an innovator in offering accredited four-year college degrees, doctoral degrees, master's degrees, and continuing education for Realtors and dentists over the Internet. While with Real Education, he acquired and ran Colorado.Net (http://www.colorado.net), building it into the largest Internet service provider on the Western Slope of Colorado. He also built CUOnline.edu (http://www.cuonline.edu), the University of Colorado's portal for all of its online degree programs. Mr. Cohen started his first company, Trident Industries, while in college. The company manufactured blank sportswear apparel for the screen-printing and embroidery industry and worked with contract plants in India, Nepal, Bangladesh and China. The company was sold to his partner and is still a successfully operating company based in Kansas City. Mr. Cohen received a BA from the University of Missouri in Marketing and Political Science.

John C. Flanders, Jr. was elected to the Board effective July 12, 2000. Mr. Flanders serves as the Chief Executive Officer and Director of Digital Bridge, Inc. following the acquisition by Digital of 24x7. Mr. Flanders is a recognized leader in new media technologies. He was formerly President and Chief Executive Officer of 24x7. Prior to May 31, 2000, Mr. Flanders was the Chief Technology Officer for GlobalNet Financial.com for over 18 months. Prior to joining GlobalNet, Mr. Flanders was founder and Chief Executive Officer of a leading, nationwide developer network, CyberJunction.com Online, Inc. Prior to launching CyberJunction, he served as Vice President Sales and Marketing at eMergingMedia, Inc., a San Francisco based interactive agency. He also served in a management capacity at NETCOM Online Communications Services and THOR24. Before joining the technology industry, he was President and Chief Operating Officer of Flanders, Brunetti and Flanders Investment Management, Inc. Mr. Flanders currently serves on the Boards of Directors of M&A West, Inc., WiseCapital.com, Inc., and StoreChoice.com, Inc., a convenience-shopping portal.

Arthur Fillmore, after receiving his B.A. in Political Science with Honors, 1968, and his J.D. in 1975, from University of Missouri in Columbia, was admitted to practice law in the state of Missouri, the United States District Court for the Western District of Missouri, and United States Tax Court. Mr. Fillmore has practiced at such prestigious firms as Craft Fridkin & Rhyne, Fillmore & Griffin, Perry, Hammill & Fillmore, Condon & Fillmore, and Gage & Tucker. Mr. Fillmore's current practice focuses on mergers and acquisitions, corporate and commercial transactions, securities laws, and international trade. In addition to representing numerous closely held and publicly traded corporations, he also represents numerous technology companies in the start-up and growth stages, negotiating capital infusions from investment banking and venture capital firms.

Compliance with Section 16(a) of the Exchange Act

       Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2000 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except Mr. Max Herndl.


ITEM 10.     EXECUTIVE COMPENSATION

       During fiscal period from inception (April 11, 2000) to December 31, 2000, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

            	       Annual    Compensation   Long-term Compensation
         	      -------  ----------------  -----------------------
Name
and
principal
position  	       Year    	  Salary 	Option Agreement
--------------     --------      ----------     ------------------

Dave Mullikin	       2000        $130,325       500,000 shares -a)
President/CEO

Brad Cohen	       2000	   $141,667       500,000 shares -b)
EVP

(a- The Registrant intends to implement a Stock Option Plan (the "Plan"), but such Plan must be approved by the Board and the Shareholders of Employer. The Board has approved the company to implement such a plan. It will still require the approval of the Shareholders. It is the intention of the Registrant that Mr. Mullikin shall receive an option to purchase 500,000 shares of Employer common stock at an exercise price equal to the closing price as of December 31, 2000, which was $0.1875, which upon shareholder approval will be the date of grant. The Option is intended to vest in accordance with the following schedule: 125,000 shares on each of February 28, 2001, September 1, 2001, February 28, 2002 and September 1, 2002 (provided Executive remains employed hereunder).

(b- The Registrant intends to implement a Stock Option Plan (the "Plan"), but such Plan must be approved by the Board and the Shareholders of Employer. The Board has approved the company to implement such a plan. It will still require the approval of the Shareholders. It is the intention of the Registant that Mr. Cohen will receive an option to purchase 500,000 shares of Employer common stock at an exercise price equal to the closing price as of December 31, 2000, which was $0.1875, which upon approval of the shareholders will be the date of grant. The Option is intended to vest in accordance with the following schedule: 125,000 shares on each of October 31, 2000, April 30, 2002, October 31, 2001 and April 30, 2002 (provided Executive remains employed hereunder).

In addition the Company issued pursuant to authorized and in force employment agreements, 100,000 shares of Common Stock to Brad Cohen and 100,000 shares of Common Stock to Dave Mullikin.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers as of December 31, 2000, the information and tables otherwise required by this Item which relate to such forms of compensation has been omitted.

BOARD OF DIRECTORS Compensations package is as follows:

Activity (monthly telephone Board calls (approximately 30 minutes) will be held near the 15th of the month to review operations, financial performance, and Board relevant issues. Ad hoc calls as needed. Quarterly "in person" meeting for 1/2 day. Interim items may include reviewing strategic partnerships, acquisition opportunities, and SEC filings. Assistance with significant partners, fundraising, financing, IR and PR.

EXTERNAL BOARD MEMBERS
Initial Appointment: 25,000 Shares (restricted) and 50,000 Shares (S-8 unrestricted)
Annually: 5,000 shares (restricted) per quarter issued annually in December prorated for the current year. $500 cash (or S-8 stock if cash flows preclude cash payment) for each Quarterly "in person" Board meeting. Travel expenses related to Board activity.

INTERNAL BOARD MEMBERS
Initial appointment. No additional compensation.
Annually: 25,000 shares (restricted). Travel expenses related to Board activity.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 31, 2000, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock (22,156,621).

Name                             Amount / Nature          Percent
of Beneficial Owner              of Ownership (1)         of Class
-------------------              ----------------         --------

Dave L. Mullikin			   519,838		      2.35%
Brad N. Cohen				 2,584,150        	     11.66%
Roger L. Cohen				 2,303,750		     10.40%
John C. Flanders, Jr.		  	    75,000		       .34%
Art Fillmore, II			    75,000		       .34%
Max Herndl (group)			10,026,000 -a)               45.25%
Mark Joyner			         1,250,000 -a)	              5.64%
Dr. SivaPrassad			         1,250,000 -a)	      	      5.64%

Directors/Officers as a group (4)	 3,253,988		     14.69%

(a- Restricted shares for which the Rule 144 Holding Period has not yet begun in as much as Mr. Herndl has not delivered to the company the certificates representing the Searchound.com, Ltd shares.

Addresses of beneficial owners are on record with the company and are available by written request.

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

       None.


ITEM 13.     EXHIBITS

(a)    The following documents are filed as part of this report:

       (1)    Exhibits.

The exhibits required to be filed by this report are listed in the Exhibit Index.

       (2) Audited Financial Statements for the period from inception (April 11, 2000) to December 31, 2000.

       (3)     Exhibits by way of reference only:

           2.1	Plan of Merger dated June 1, 2000 by and between Pan
                  International Gaming, Inc. as previously filed

           2.2	Stock Purchase Agreement dated May 4, 2000 by and
                  between SearchHound.com and SoloSearch.com, Inc. as previously filed.

   16.1 Letter on change in certifying accountant, as previously filed (by reference only)

   21.1 Subsidiaries of the Registrant, as previously filed
	(by reference only)

   23.1 Consents of Experts and Counsel

   27.1 Financial Data Schedule


(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.



                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

2.1	Plan of Merger dated June 1, 2000 by and between Pan
	International Gaming, Inc. as previously filed

2.1	Stock Purchase Agreement dated May 4, 2000 by and between
	SearchHound.com and SoloSearch.com, Inc. as previously filed

16.1	Letter on change in certifying accountant, as previously filed

21.1	Subsidiaries of the Registrant, as previously filed

23.1	Consents of Experts and Counsel

27.1	Financial Data Schedule


                     SEARCHHOUND.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                   THE PERIOD FROM INCEPTION (APRIL 11, 2000)
                            TO DECEMBER 31, 2000


                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT                     ................ F-1

CONSOLIDATED BALANCE SHEETS
  December 31, 2000                              ................ F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  Period from inception
   (April 11, 2000) to December 31, 2000         ................ F-3

CONSOLIDATED STATEMENT OF STOCHOLDERS' EQUITY
  Period from inception
   (April 11, 2000) to December 31, 2000         ................ F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  Period from inception
   (April 11, 2000) to December 31, 2000         ................ F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from inception
   (April 11, 2000) to December 31, 2000         ................ F-6



Independent Auditors' Report

To the Board of Directors and Stockholders of SearchHound.com, Inc.


We have audited the accompanying consolidated balance sheet of SearchHound.com, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (April 11, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SearchHound.com, Inc. as of December 31, 2000 and the consolidated results of its operations and cash flows for the period from inception (April 11, 2000) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As described in note 14 to the consolidated financial statements, the company is incurring rapid expansion and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans with regard in regard to these matters are also described in note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Clevenger and Haywood
-------------------------------
Clevenger and Haywood
 Certified Public Accountants





                          SEARCHHOUND.COM, INC.
                        CONSOLIDATED BALANCE SHEET
				    DECEMBER 31, 2000


ASSETS


CURRENT ASSETS:
  Cash in Bank                                              $     58,686
  Marketable securities-available for sale                         5,000
  Accounts receivable (no reserve for doubtful                   206,829
    considered necessary)
  Related party receivables                                        4,433
  Other current assets                                            10,819
                                                             -----------
      Total Current Assets                                       285,767


FURNITURE, FIXTURES AND EQUIPMENT, net                            48,224
INTANGIBLE ASSETS, net                                        15,907,023
OTHER ASSETS, net                                                 24,464
                                                             -----------
TOTAL ASSETS                                                $ 16,265,478
                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                          $     98,078
  Deferred income                                                140,000
  Notes payable-related party                                    432,053
  Other current liabilities                                       32,164
                                                             -----------
      Total Current Liabilities                                  702,295

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value; 50,000,000 shares authorized;
  22,156,621 issued and outstanding at December 31, 2000          22,157
  Additional paid-in capital                                  17,720,531
  Accumulated Deficit                                         (2,251,437)
  Accumulated other comprehensive income (loss)                  (63,954)
                                                             ------------
      Total Stockholders' Equity                              15,427,297
                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  16,129,592
                                                           =============




   The accompanying notes are an integral part of these financial statements.





                              SEARCHHOUND.COM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
         PERIOD FROM INCEPTION (April 11, 2000) TO DECEMBER 31, 2000



        Revenues                                         $ 211,164

        Operating expenses:
           General and administrative                      694,221
           Sales and marketing                               3,791
           Depreciation and amortization                 1,759,033
                                                         ---------
                                                         2,457,045
                                                         ---------
        Loss before other expense                       (2,245,881)

        Other expense-interest expense                     ( 5,556)
                                                         ----------
        Net loss                                       $(2,251,437)
                                                         ----------

        Basic and diluted net loss per share               $  (.12)
                                                         ==========
        Weighted average common
         shares outstanding                             18,122,312
                                                       ============

   The accompanying notes are an integral part of these financial statements.


                           SEARCHHOUND.COM, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN DOLLARS)
                Period from Inception (April 11, 2000) to December 31, 2000

                                                 Accum.
                                                 other       Total     Compreh-
                              Add'l              compreh-    share-    ensive
              Common Stock   paid-in    Accum.   ensive      holders'  income
              Shares Amount  capital   deficit   income      equity    (loss)
              ------ ------ ---------- --------- ---------- --------- ---------

Initial capital
Contributions to
SearchHound.com
2000, Ltd.

		  13.5M  $13.5K   $2,986,600     -         -       $3,000.100

Reverse Acquisition,
June 1, 2000
(Note 1):Exchange
of Searchound.com
2000, Ltd.
membership
interests

		(13.5M) (13.5K)  (2,986,600)    -         -       (3,000,100)

 Issuance of common
 stock to owners of
 Searchound.com
 2000, Ltd.

		13.5M   13.5K    2,986,600     -         -        3,000,100

 Outstanding common
 stock of Pan
 International
 Gaming, Inc.

		5,486,703 5,487    (5,487)      -        -             -

Issuance of
common stock
for July 11, 2000
acquisition of
SoloSearch.com,
Inc.

		4.85M    485K      14,394,800    -       -          14,399,650

Issuance of
common
stock for
Services
rendered

		915,299   915       163,839      -        -           164,754

Issuance of
common stock
and warrants
in Private
Placement,
net of costs

		628,619   629      177,555       -         -          178,184

Common
shares
Surrendered
and
cancelled

		(3.224M)  (3,224)     3,224        -         -             -

Marketable
securities
valuation
adjustment

		 -         -          -        -      (63,954)    (63,954)  (63,954)

Net loss,
period from
Inception
April 11, 2000 to
December
31, 2000

		 -         -         -     (2,251,437)     -   (2,251,437)(2,251,437)
           -------- --------- --------- ---------- --------- --------- ---------


Total comprehensive loss                                          $(2,315,391)
                                                                   ===========
Balance,
December 31, 2000

		22,156,621  $22,157  $17,720,531 $(2,251,437) $(63,954) $15,427,297
            ==========  ======== =========== ============ ========= ===========


The accompanying notes are an integral part of these consolidated financial statements.





                                SEARCHHOUND.COM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
         PERIOD FROM INCEPTION (April 11, 2000) TO DECEMBER 31, 2000


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net loss                                                $(2,251,437)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                       1,759,033
         Common stock issued for services                      164,754

   Changes in operating assets and liabilities (exclusive of
       the effects related to SoloSearch acquisition):
      Accounts receivable                                      ( 2,373)
      Related party receivables                                ( 4,433)
      Other current assets                                     (10,819)
      Accounts payable                                          49,115
      Other current liabilities                                 32,164
                                                           ------------
         Net cash used in operating activities                (263,996)
                                                           ------------
Cash flows from investing activities:
   Cash paid for acquisition of SoloSearch                     (41,729)
   Purchases of furniture, fixtures and equipment              (16,753)
   Prepaid license fees                                        (26,700)
                                                            -----------
          Net cash provided by (used in) investing
	    activities                                          (85,182)
                                                            -----------
Cash flows from financing activities
   Proceeds from initial capital contribution                      100
   Proceeds from notes payable-related parties                  30,000
   Cash acquired in SoloSearch acquisition                     199,580
   Cash proceeds from private placement
    of common stock, net of costs                              191,500
   Transaction costs related to private placement of
    common stock                                               (13,316)
                                                            -----------
          Net cash provided by financing activities            407,864
                                                            -----------
Net increase in cash and cash equivalents                       58,686

Cash and cash equivalents, beginning of period                       0
                                                            -----------
Cash and cash equivalents, end of period                      $ 58,686
                                                            ===========

Cash payments for interest                                    $     95
                                                             ==========
                                                              $     -
Cash payments for income taxes                               ==========

Supplemental schedule of non-cash investing and financing activities:

Unrealized loss on marketable equity securities             $    63,954
                                                            ===========
Stock issued in Reverse Acquisition                         $     5,486
                                                            ===========
Return/cancellation of common stock                         $     3,224
                                                            ===========
Stock issued in SoloSearch acquisition                      $14,399,650
                                                            ===========
Note payable-related party issued in SoloSearch acquisition $   300,000
                                                            ===========
Stock issued in formation of SearchHound.com 2000, Ltd.     $ 3,000,000
                                                            ===========



The accompanying notes are an integral part of these financial statements.



                              SEARCHHOUND.COM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT
       PERIOD FROM INCEPTION (APRIL 11, 2000) TO DECEMBER 31, 2000

1.  Organization and Basis of Accounting

SearchHound.com 2000, Ltd was a Nevada corporation formed on April 11, 2000, which was merged into Pan International Gaming, Inc. ("Pan International") on June 1, 2000. Pan International, the legal surviving entity of the merger was incorporated under the laws of the State of Nevada. As a result of the merger, Pan International changed its name to SearchHound.com, Inc. ("SearchHound" or the "Company"). The accounting treatment for this transaction was a "Reverse Acquisition" (the "Reverse Acquisition"). For accounting purposes, the merger/acquisition has been treated as an acquisition of Pan International by SearchHound.com 2000, Ltd., and as a recapitalization of SearchHound.com 2000, Ltd. The historical financial statements prior to June 1, 2000 are those of SearchHound.com 2000, Ltd. The acquisition of Pan International has been recorded based on the fair value of Pan International's net tangible assets, which were negligible as of the merger date. Since this transaction is in substance, a recapitalization of SearchHound.com 2000, Ltd. and not a business combination, pro forma information is not presented.

As part of the Reverse Acquisition, the SearchHound.com 2000, Ltd. equity interests were converted into 13,500,000 shares of Pan International's common stock. Immediately prior to the Reverse Acquisition, there were 5,486,703 shares of Pan International common stock issued and outstanding.

SearchHound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the SearchHound.com backbone architecture. The shareholders of SearchHound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of stock. The assets acquired in this transaction have been recorded as intangible assets in the balance sheet at cost and are being amortized over their estimated useful economic life of 5 years.

2.  Significant accounting policies

Operations

SearchHound has its principal offices located in Kansas City, Missouri and is an Internet property that provides a content filtering search engine for the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 600,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: SoloSearch.com, Inc. and SearchHound.com 2000, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and other factors

As a company that has developed an Internet software product for use as a search engine, SearchHound faces certain risks. These include, among other items, the ability to continue to implement its business plan, dependence on proprietary technology, rapid technological change, challenges in recruiting personal and a highly competitive market place.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities

The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expensed as incurred.

At December 31, 2000, the Company held Globalnet Financial.com, Inc. common stock as its only marketable security and recorded unrealized losses of $63,954 relative to this security.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Costs assigned to property and equipment of the acquired business was based on estimated fair value at the date of acquisition. Depreciation is provided on furniture and fixtures and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures determined to represent additions and betterments are capitalized.

Intangible assets

Intangible assets at December 31, 2000 consist of intangible assets acquired in connection with the Company's acquisition of SoloSearch effective July 11, 2000 (Note 3), and the intellectual property purchased related to the SearchHound.com architecture backbone as described in Note 1 to the Consolidated Financial Statements. These assets include the intellectual property and related technology acquired as well as amounts representing goodwill, all of which is amortized over an estimated useful life of 5 years.

Total amortization expense related to intangible assets was $1,754,848 for the period ended December 31, 2000.

Impairment of long-lived assets

The Company reviews its long-lived assets, including software development costs, intangible assets and furniture, fixtures and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of December 31, 2000, there has been no impairment in the carrying value of long-lived assets.

Deferred revenue

Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to sponsorship advertising contracts in advance of revenue recognition.

Product Development

Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's search engine and related Web site.

The Company utilizes Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company capitalizes certain internal use software and Website development costs. The estimated useful life of costs capitalized is evaluated for each specific project for amortization purposes. The Company has not capitalized any such costs during the period ended December 31, 2000.

Advertising Costs.

Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $3,791 for the period ended December 31, 2000.

Revenue Recognition

The Company's revenues are derived principally from the sale of keyword advertising, affiliate partnerships, special product offerings and HOWL! Advertisements.

Keyword advertising enables the advertisers to determine their placement within the SearchHound.com search results by placing a bid (the price they pay when a user clicks through to their site) for each keyword search term they select. The amount of the bid determines the placement of the advertiser's site within the search listings. To establish an account, the advertisers must place a deposit to "pre-pay" for the click throughs they will receive from the bidded search listings. Revenue is recognized to the extent of direct setup costs when the account is established and the remainders as the click throughs occur.

Affiliate partnerships represent alliances with third-party Internet providers of products and service. SearchHound.com enters into "reselling" agreements with these partners that provide for mutually agreed upon revenue sharing of sales generated. Revenue is recognized at the time the sale is generated.

Special product offerings represent direct email marketing arrangements with customers (primarily Webmasters), which provides for the Company to receive a specified rate (generally cost per thousand) each time a customer's email advertisement is delivered to the Company's opt-in database of Webmasters. Revenue is recognized at the time the service is performed under the term of the contractual agreement with the advertiser or agency.

The Company sponsors a twice-weekly email newsletter with the trade name "HOWL!". The Company provides banner advertisement (or text ads) to its advertisers in the HOWL! under contractual agreements based on a rate for the number of "impressions" (number of customer's to which the banner advertisement is made visible) or based on a specified cost-per-click. Revenue is recognized as the service is performed (when the banner advertisement is displayed or the click through occurs).

Other revenues include advertising services provided under the contractual agreement for traditional banner and sponsorship advertisements. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Pan International represents the current and historical income tax reporting entity as a result of the reverse acquisition (Note 1) and has not filed certain required historical tax returns. It is anticipated that when the tax returns are filed, the company will have significant net operating loss carry forwards. Management estimates that the net operating Loss carry forward available to the Company at December 31, 2000 exceeds $3 million. Only nominal amounts of these carry forward losses will be available to the Company to offset future taxable income because of the "over 50% change" in ownership of the Company that occurred in fiscal 2000. In addition, all potential deferred tax assets related to the carry forwards and other tax-deferred items have been offset by a valuation allowance at December 31, 2000 due to the Company's operating losses and uncertain future operating results. It is the Company's intent to file all required historical tax returns and remain current on a going forward basis.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

The effect of the recapitalization on the SearchHound.com 2000, Ltd. stockholders has been given retroactive application in the earnings per share calculation. The common shares retuned and cancelled have been treated as occurring at the date such shares were originally issued. The common stock issued and outstanding with respect to the pre-merger Pan International shareholders have been included since the effective date of the merger.

Outstanding stock options and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical during the period from inception (April 11, 2000) to December 31, 2000.

Concentrations and fair value of financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At December 31, 2000, the Company's cash investments are held at primarily one financial institution. In addition, the Company's marketable securities consist primarily of an investment in common stock of an unrelated company and are stated at market value. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Comprehensive Income.

Comprehensive income as defined, includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized loss on available-for-sale securities adjustment.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's final position, results from operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 during the period ended December 31, 2000 did not have a material impact on the Company's financial position, results of operations or cash flows.

3. SoloSearch Acquisition

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited Liability Company, for an aggregate of 4,850,000 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound ($2.969 closing price on May 3, 2000) and the $300,000 cash consideration. The shareholders are restricted from selling or transferring such shares for the period of time specified by Regulation 144a (generally a twelve to twenty-four-month period). Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound.

The foregoing transaction resulted in the issuance of 20.3% of the issued and outstanding shares of SearchHound to the former owners of SoloSearch. The amount of consideration paid and received was negotiated by the parties to the Stock Purchase Agreement and may have no relationship to commercial, economic or fair market value of any tangible or intangible assets. Founded in 1999, Kansas City-based SoloSearch.com is an intelligent Internet search and content management tool.

The purchase price approximated $14,699,650 (exclusive of acquisition costs of $41,729), which consisted of 4,850,000 shares of SearchHound restricted common stock valued at $2.969 per share (closing price of SearchHound on May 3, 2000). The acquisition has been recorded under the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of July 11, 2000, and operations of SoloSearch have been included in the Company's consolidated statements of operations commencing July 11, 2000.

An allocation of the fair value of the assets acquired and liabilities assumed is as follows:
	 Purchase price:
       SearchHound common stock issued                    $ 14,399,650
       Cash consideration paid (to be paid Note 5)             300,000
       Acquisition costs                                        41,729
                                                          ------------
       Total purchase price                               $ 14,741,379
                                                          ============
      Allocation of purchase price:
       Fair value of tangible assets and liabilities:
           Cash acquired                                     $ 199,580
           Marketable securities                                68,953
           Accounts receivable                                 204,456
           Fixed assets                                         35,656
           Other assets                                            264
           Accounts payable                                    (48,962)
           Notes payable-related party                        (102,053)
           Deferred revenue                                   (140,000)
                                                            -----------
                                                               217,894
                                                            ----------
                Intangible assets acquired                  14,523,485
                                                            ----------

                                                          $ 14,523,485
                                                          +===========


The following unaudited pro forma financial information has been prepared assuming that the acquisition of SoloSearch had taken place at the beginning of the period presented (April 11, 2000). The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future.


                                                 Period from inception
                                                  (April 11, 2000) to
                                                   December 31, 2000
                                                     -------------
                                                      (Unaudited)


     Revenue                                          $   276,202
     Net loss                                         $(3,086,616)
     Basic and diluted net loss per share             $     (0.16)

4.  Furniture, fixtures and equipment, net

Furniture, fixtures and equipment as of
December 31, 2000 consist of the following:


      Computer equipment and software                    $ 38,332
      Furniture and fixtures                                9,890
      Leasehold improvements                                4,187
                                                         --------
                                                           52,409
      Less accumulated depreciation and
       amortization                                       ( 4,185)
                                                        ---------
                                                        $  48,224
                                                        =========



5.  Notes payable-related party


Note payable                                           $   30,000
Consideration due related to SoloSearch
  acquisition                                             300,000
Note payable
                                                          102,053
                                                       ----------

                                                       $  432,053
                                                       ==========




The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note is due on September 30, 2001 and bears interest at 11.5%.

Amounts due to related party in the amount of $300,000 as of December 31, 2000 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch (see Note 3). Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised.

The $102,053 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (8.5% at December 31, 2000) and is due on demand. This note was assumed as part of the SoloSearch acquisition (Note 3).

All of the notes payable-related party become due within the next year.

6.  Stockholders' equity

Common stock issuances

For the period ended December 31, 2000, the Company issued 25,380,621 shares of its common stock as follows:

* 13,500,000 unregistered shares were issued to former shareholders of SearchHound.com 2000 Ltd. In connection with the reverse acquisition dated June 1, 2000 as described in Note 1 to the consolidated financial statements. In addition, as of the date of the reverse acquisition there were 5,484,330 shares of Pan International common shares outstanding which remain outstanding at December 31, 2000.
* 5,486,703 shares were outstanding as of the merger date (June 1, 2000) with Pan International as described in Note 1 to the consolidated financial statements.
* 4,850,000 unregistered shares were issued to the shareholders of SoloSearch on July 11, 2000 as described in Note 3 to the consolidated financial statements
*  628,619 unregistered shares were issued pursuant to a Private
Placement memorandum during the period ended December 31, 2000. Such common shares were issued for cash consideration. Certain of the purchasers also received detachable common stock purchase warrants as further described in
Note 7 to the consolidated financial statements.
* 915,299 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2000. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of a maximum of 1,500,000 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

In connection with this plan, on December 18, 2000 the Board of directors authorized the grant of 200,000 common shares to members of the Company's Board of Directors pursuant to its Board Directors Compensation package and 515,299 common shares to certain employees and consultants for services rendered to date. In addition, an aggregate of 200,000 shares were issued to two officers and directors of the company in accordance with their respective employment agreements. For financial accounting and reporting purposes, the Company has recorded compensation expense (general and administrative expense) based on the trading price of the Company's common stock on the date of grant (December 18, 2000) or an aggregate of $164,754 ($0.18 per share).

During the period ended December 31, 2000 the Company recorded the return and cancellation of 3,224,000 shares from a shareholder of the Company. The shares were returned/cancelled to settle a contractual dispute regarding the shareholder's inability to raise required capital and other requirements contained in the Reverse Acquisition agreement. The shareholder had committed to return a total of 5,000,000 shares for which the Company would acknowledge and agree to the repayment of approximately $300,000 in capital the shareholder previously raised. As a result of the shareholder's failure to return the balance of 1,876,000 shares, the Company has withdrawn its consideration to repay the $300,000. The Company has recorded the return/cancellation of stock at the consideration given which is the share's par value.

7.  Common stock purchase warrants

During the period ended December 31, 2000, the Company, in conjunction with the a private placement of common stock, granted detachable warrants to purchase 255,237 shares of its common stock. No warrants were exercised during the period ended December 31, 2000 and all warrants are exercisable at December 31, 2000. The following table summarizes information about all of the Company's warrants outstanding at December 31, 2000:



                                  Number
           Warrant            outstanding at        Expiration
        Exercise Price      December 31, 2000           date
        --------------         -------------       -------------

        $       0.59              16,863          August 8, 2003
        $       0.53               9,434          September 12, 2003
        $       0.55              27,272          August 29, 2003
        $       0.48              41,668          September 14, 2003
        $       0.30             160,000          September 14, 2002
                                ---------
                                 255,237
                                =========

8. Income tax provision

     The income tax provision for the period ended December 31, 2000 consists of the following:

       Current                                            $      -
       Deferred                                                  -
                                                          -----------
       Income tax provision                               $      -
                                                         ============

The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

       Federal statutory tax rate                                 (34.0)%
       State and local taxes net of Federal tax effect            ( 4.0)
       Intangible assets amortization                              22.0
       Valuation allowance on deferred tax asset                   16.0
                                                             ------------
           Effective tax rate                                        -  %
                                                             ============

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:

        Net operating loss carry forward                    1,468,000
        Valuation allowance on net deferred tax asset      (1,468,000)
                                                          -----------
           Deferred tax asset, net                        $       -
                                                          ===========

The Company has provided for full valuation allowances on the net deferred tax assets due to the uncertainty of whether the Company will generate sufficient future taxable income and the restriction on the usage of pre-merger net operating loss carry forwards.

At December 31, 2000, the Company has estimated net tax operating loss carry forwards in excess of $3,800,000 available to offset future income tax liabilities, if any. The carry forward losses expire in the year's 2011 through 2015 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Approximately $3,070,000 of these carry forwards were generated by Pan International prior to the reverse acquisition and, accordingly, are subject to restriction pursuant to the Internal Revenue Code whenever a more than 50% change in ownership has occurred.

9.  Related party transactions

The Company has incurred interest expense aggregating $870 during the period ended December 31, 2000 in connection with obligations to related parties as described in Note 5 to the consolidated financial statements.

The Company has incurred license fee expense aggregating $2,500 during the period ended December 31, 2000 in connection with the Neural Technologies, LLC license agreement as described in Note 10.

10.  Commitments and contingencies

Leases:

The Company has entered into leases for office space, office equipment and computer equipment. At December 31, 2000, the approximate future minimum annual lease payments are summarized as follows:

            Fiscal year ending December 31,

                2001              $  8,675
                2002                 5,279
                2003                   263
                2004                   -
                2005                   -
                                  --------
                                  $ 14,217
                                  ========

Total rent expense for the period from inception (April 11, 2000) to December 31, 2000 was $34,230.

Employment agreements:

The Company entered into employment agreements with 2 executives during the period ended December 31, 2000. The agreements cover initial terms of 12 and 24 months with automatic 12-month renewal periods thereafter. Each of the agreements are substantially identical and provide for a base salary, customary benefits, noncompetition covenants, nondisclosure provisions and salary continuations provisions upon termination without cause (as defined). In addition, the agreements provide for the issuance of an aggregate of 200,000 shares of common stock upon signing the agreement. Upon approval by the Board of Directors and the requisite majority of the Company's Shareholders at the next annual shareholders meeting, the Company has agreed to adopt a stock option plan that will provide for the grant of options to purchase an aggregate of 1,000,000 common shares at an exercise price equal to the fair market value on date of grant subject to 2-year vesting requirements. As of December 31, 2000, the Board has approved the stock option plan, however the Shareholder's have not yet voted on the plan, and, accordingly the options have not been granted.

License agreement:

In connection with the acquisition of SoloSearch (Note 3), the Company assumed a license agreement with Neural Technologies, LLC whereby SoloSearch was allowed to use certain technology within its search engine. Neural Technologies, LLC is majority-owned by a related party. The agreement was entered into on December 1, 1999 and has an initial term of seven years with automatic one-year renewals. Either party can cancel the agreement after the initial term upon at least 60 days written notice. The agreement provides for an initial license fee of $35,000, payable in monthly installments through January 2001. In addition, an annual royalty fee equivalent to 1% of gross search engine sales (which utilize the licensed technology) with a yearly maximum of $50,000 in 2000 and $75,000 thereafter. For financial accounting and reporting purposes, the Company has capitalized the initial license fee and is amortizing the amount over the seven-year initial term. The 1% annual royalty is expensed as incurred. License fee expense during the period from inception (April 11, 2000) to December 31, 2000 aggregated $2,500.

Legal matters:

Certain claims, suits and complaints arising in the normal course with respect to the Company's services have been filed or are pending against the Company including its subsidiaries and Pan International. Generally, these matters are all covered by a general liability insurance policy. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

11.  Segment and geographic information

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in a number of principal business-to-consumer (b2c) and business-to-business (b2b) segments globally.

In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. The Company does not allocate any operating costs separately to its segments, as management does not use this information to measure the performance of the operating segments. Management reviews revenues generated by each segment and does not believe that allocating these operating expenses is material in evaluating the segment's performance.

Summarized information by segment for the period ended December 31, 2000, as excerpted from the internal management reports, is as follows (unaudited):


Keyword advertising                      $ 24,303
Special product offerings                  40,991
Affiliate partnership                      35,622
Website banner advertising                  4,992
SoloSearch customization                  105,256
                                         --------

Total revenues                           $211,164
                                         ========

Enterprise-wide information is to be provided in accordance with SFAS 131. Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country or geographic area accounted for more than 10% of net revenues for the period ended December 31, 2000. However, management believes that significant future revenues will be generated from geographic areas outside of the United States as result of the Godado.UK acquisition (See Note 14)

12.  Quarterly Financial Data (unaudited)

Management has reviewed and adjusted its accounting for the reverse acquisition described in Note 1 to the consolidated financial statements and the acquisition of SoloSearch described in Note 3 to the consolidated financial statements. Accordingly, the Company has restated its quarterly financial data for the quarters ended June 30, 2000 and September 30, 2000 as follows:


                                   For the quarter ended
                    --------------------------------------------------
                    June 30, 2000  September 30, 2000    December 31,
                    (as restated)    (as restated)           2000
                    -------------  ------------------ -----------------
Revenues                 $ 40,332       $  37,831        $  133,001
Operating income         (445,138)     (1,150,301)         (650,442)
Net  (loss)              (446,668)     (1,151,928)         (652,841)
Net  (loss) per share
   - basic and diluted   (   0.04)     (     0.06)         (   0.03)
Weighted average
         shares        12,264,930       20,183,416        21,258,929

The quarter ended June 30, 2000 represents operating results from inception (April 11, 2000) to June 30, 2000.

13.  Subsequent events

On January 31, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado.UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock.
Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 1,235,000 unregistered shares of SearchHound common stock and $60,000 cash payable ratably over four months beginning April 2001. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On March 28, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of JobBankUSA, Inc. ("JobBank") for total consideration consisting of 2,000,000 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration is subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues. Total consideration will not exceed 4,000,000 shares nor be less than 2,000,000 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.

Subsequent to December 31, 2000, SearchHound has raised approximately $110,000 through the private placement of 566,658 shares of unregistered common stock and 142,932 shares underlying detachable common stock purchase warrants.

14.  Going Concern

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions (Note 13) and existing operations will provide substantial positive cash flows and available cash balances during 2001. Furthermore, management believes that currently the company is sustaining itself from a cash flow perspective through operations (including the acquisitions described in Note 13) and will continue this trend for the foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.






























                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Report for the year ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


April 16, 2001


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           -----------------------------------
Dave Mullikin                             Dave Mullikin
Agent on behalf of the Company            President, CEO


/S/ Brad Cohen
------------------------------
Brad Cohen
Secretary/Treasurer









EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-52404 of SearchHound.com, Inc. on Form S-8 of our report dated April 13, 2001, appearing in this Annual Report on Form 10-KSB of SearchHound.com, Inc. for the period ended December 31, 2000.



/s/ Clevenger & Haywood CPA, P.C.
------------------------------------
    Clevenger & Haywood CPA, P.C.