Form 10KSB/A
period 2000-12-31
SEARCHHOUND COM INC
filed 2001-04-20
CIK 791115

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



/s/ Clevenger and Haywood
-------------------------------
Clevenger and Haywood
 Certified Public Accountants





                          SEARCHHOUND.COM, INC.
                        CONSOLIDATED BALANCE SHEET
				    DECEMBER 31, 2000


ASSETS


CURRENT ASSETS:
  Cash in Bank                                              $     58,686
  Marketable securities-available for sale                         5,000
  Accounts receivable (no reserve for doubtful                   206,829
    considered necessary)
  Related party receivables                                        4,433
  Other current assets                                            10,819
                                                             -----------
      Total Current Assets                                       285,767


FURNITURE, FIXTURES AND EQUIPMENT, net                            48,224
INTANGIBLE ASSETS, net                                        15,771,137
OTHER ASSETS, net                                                 24,464
                                                             -----------
TOTAL ASSETS                                                $ 16,129,592
                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                          $     98,078
  Deferred income                                                140,000
  Notes payable-related party                                    432,053
  Other current liabilities                                       32,164
                                                             -----------
      Total Current Liabilities                                  702,295

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value; 50,000,000 shares authorized;
  22,156,621 issued and outstanding at December 31, 2000          22,157
  Additional paid-in capital                                  17,720,531
  Accumulated Deficit                                         (2,251,437)
  Accumulated other comprehensive income (loss)                  (63,954)
                                                             ------------
      Total Stockholders' Equity                              15,427,297
                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  16,129,592
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
                                                            ----------

                                                          $ 14,741,379
                                                          +===========


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