Form 10QSB
period 2001-03-31
SEARCHHOUND COM INC
filed 2001-05-11
CIK 791115

1


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

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

                            Not applicable
------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    As of May 9, 2001, an aggregate of 26,742,980 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ----  ----



                                INDEX

PART I FINANCIAL INFORMATION..........................................3

     Item 1. Financial Statements.....................................3

          Consolidated Balance Sheet as of December 31, 2000 and
          March 31, 2000 (unaudited)                     .............3

          Consolidated Statements of Operations for the quarter ended
          March 31, 2001 (unaudited)                     .............4

          Consolidated Statements of Cash Flows for the quarter ended
          March 31, 2001 (unaudited)                     ...........4-5

          Notes to Consolidated Financial Statements
          (unaudited)                                    ...........5-8




     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................9

PART II OTHER INFORMATION............................................13

     Items 1 Legal proceedings.......................................13
     Items 2 Changes in securities and use of proceeds...............13
     Items 3 Defaults Upon Senior Securities.........................13
     Items 4 Submission of matters to a vote of security holders.....13
     Items 5 Other information.......................................13
     Items 6 Exhibits and reports on Form 8-K........................13



           CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, there can be no assurance that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

     o we may lose customers or fail to grow our customer base as expected;

     o we may not be able to sustain our current growth or to successfully integrate new customers, operations or assets obtained through acquisitions;

     o  we may fail to compete with existing and new competitors;

     o we may not adequately respond to technological developments impacting the Internet;

     o we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure;

     o we may issue a substantial number of shares of our common stock, causing significant dilution in the value of your investment;

     o we may not be able to obtain needed financing or generate sufficient cash flow from current operations.

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-KSB for the fiscal period ended December 31, 2000 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.




                                  PART I

ITEM 1.    FINANCIAL STATEMENTS

                          SEARCHHOUND.COM, INC.
                        CONSOLIDATED BALANCE SHEET
		DECEMBER 31, 2000 AND MARCH 31, 2001 (unaudited)

                                                   December 31,   March 31,
      ASSETS                                          2000          2001
                                                  ------------   ----------
CURRENT ASSETS:
  Cash in Bank                                    $     58,686  $   139,257
  Marketable securities-available for sale               5,000        2,396
  Accounts receivable (no reserve for doubtful         206,829      475,517
    considered necessary)
  Related party receivables                              4,433        4,433
  Other current assets                                  10,819       10,819
                                                   -----------   ----------
      Total Current Assets                             285,767      632,422


FURNITURE, FIXTURES AND EQUIPMENT, net                  48,224      152,085
INTANGIBLE ASSETS, net                              15,771,137   16,438,780
OTHER ASSETS, net                                       24,464       23,421
                                                   -----------   ----------
TOTAL ASSETS                                      $ 16,129,592  $17,246,708
                                                  ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                $     98,078  $   233,744
  Deferred income                                      140,000      140,000
  Notes payable-related party                          432,053      492,053
  Other current liabilities                             32,164       66,178
                                                   -----------  -----------
      Total Current Liabilities                        702,295      931,975

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value;
  50,000,000 shares authorized; 22,156,621
  and 26,677,569 issued and outstanding                 22,157       26,678
  Additional paid-in capital                        17,720,531   19,629,640
  Accumulated Deficit                               (2,251,437)  (3,275,027)
  Accumulated other comprehensive income (loss)        (63,954)     (66,558)
                                                  ------------   ----------
      Total Stockholders' Equity                    15,427,297   16,314,733
                                                  ------------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $  16,129,592  $17,246,708
                                                 =============  ===========




   The accompanying notes are an integral part of these financial statements.




                              SEARCHHOUND.COM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)



        Revenues                                         $ 186,645

        Operating expenses:
           General and administrative                      294,431
           Sales and marketing                              32,759
           Depreciation and amortization                   880,014
                                                         ---------
                                                         1,207,204
                                                         ---------
        Loss before other expense                       (1,020,559)

        Other expense-interest expense                     ( 3,032)
                                                        ----------
        Net loss                                       $(1,023,591)
                                                        ----------

        Basic and diluted net loss per share               $  (.04)
                                                        ==========
        Weighted average common
         shares outstanding                             22,879,597
                                                      ============

   The accompanying notes are an integral part of these financial statements.






                          SEARCHHOUND.COM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net loss                                                $(1,023,590)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                         880,014
         Common stock issued for services                       80,205

   Changes in operating assets and liabilities (exclusive of
       the effects related to business acquisitions):
      Accounts receivable                                      (93,024)
      Accounts payable                                          65,089
      Other current liabilities                                (23,670)
                                                           ------------
         Net cash used in operating activities                (114,976)
                                                           ------------
Cash flows from investing activities:
   Cash paid for business acquisitions                         (11,174)
                                                            -----------
          Net cash provided by (used in) investing
	    activities                                         (11,174)
                                                            -----------
Cash flows from financing activities
   Cash acquired in business acquisitions                      121,721
   Cash proceeds from private placement
    of common stock, net of costs                               85,000
                                                            -----------
          Net cash provided by financing activities            206,721
                                                            -----------
Net increase in cash and cash equivalents                       80,571

Cash and cash equivalents, beginning of period                  58,686
                                                            -----------
Cash and cash equivalents, end of period                      $139,257
                                                            ===========

Cash payments for interest                                    $     -
                                                             ==========
                                                              $     -
Cash payments for income taxes                               ==========

Supplemental schedule of non-cash investing and financing activities:

Unrealized loss on marketable equity securities             $     2,604
                                                            ===========
Stock issued in Business Acquisitions                       $ 1,748,425
                                                            ===========
Note payable issued in FreeAirMiles acquisition             $    60,000
                                                            ===========



The accompanying notes are an integral part of these financial statements.




                              SEARCHHOUND.COM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT
      FOR THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

1.    Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB for the period from inception (April 11, 2000) to December 31, 2000 as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2001 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. No comparative period information for the three months ended March 31, 2000 have been presented as a result of the reverse acquisition which occurred on June 1, 2000 as described in Note 2.


2.  Organization and Basis of Accounting

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

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 4,850,000 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound ($2.969 closing price on May 3, 2000) and the $300,000 cash consideration. The shareholders are restricted from selling or transferring such shares for the period of time specified by Regulation 144a (generally a twelve to twenty-four-month period). Subsequent to the transaction, SoloSearch became a wholly-owned subsidiary of SearchHound. The acquisition has been recorded under the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of July 11, 2000, and operations of SoloSearch have been included in the Company's consolidated statements of operations commencing July 11, 2000.

3 Acquisitions

On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado.UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock.
Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

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

These acquisitions have recorded under the purchase method and accordingly, the accompanying statement of operations include the operations of the acquired companies from the date of acquisition. An allocation of the fair value of the assets acquired and liabilities assumed in these acquisitions is as follows:



      Purchase price:
       SearchHound common stock issued                    $  1,748,425
       Note payable issued as consideration                     60,000
       Acquisition costs                                        11,174
                                                          ------------
       Total purchase price                               $  1,819,599
                                                          ============
      Allocation of purchase price:
       Fair value of tangible assets and liabilities:
           Cash acquired                                     $ 121,721
           Accounts receivable                                 175,664
           Fixed assets                                        106,658
           Accounts payable                                    (98,261)
           Accrued expenses                                    (30,000)
                                                            -----------
                                                               275,782
                                                            ----------
                Intangible assets acquired                   1,543,817
                                                            ----------
                                                          $  1,819,599
                                                           ===========





4.  Notes payable-related party


Note payable                                           $   30,000
Consideration due related to SoloSearch
  acquisition                                             300,000

Note payable                                              102,053

Note payable to previous FreeAirMiles shareholders         60,000
                                                       ----------

                                                       $  492,053
                                                       ==========

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note is due on September 30, 2001 and bears interest at 11.5%.

Amounts due to related party in the amount of $300,000 as of March 31, 2001 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch (see Note 2). Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised.

The $102,053 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (8.5% at March 31, 2000) and is due on demand. This note was assumed as part of the SoloSearch acquisition (Note 2).

The note payable to previous FreeAirMiles shareholders is payable in monthly installments of $15,000.

All of the notes payable-related party become due within the next year.


5.  Stockholders' equity

Common stock issuances

During the three months ended March 31, 2000, the Company issued 4,520,948 shares of its common stock as follows:

*	250,000 unregistered shares were issued to former shareholders of
Godado UK, Ltd. in connection with the acquisition dated January 31, 2001 as described in Note 3 to the consolidated financial statements.

*	1,235,000 unregistered shares were issued to former shareholders of
FreeAirMiles, Inc. in connection with the acquisition dated March 15, 2001 as described in Note 3 to the consolidated financial statements.

*	2,000,000 unregistered shares were issued to former shareholders of
JobBankUSA.com, Inc. in connection with the acquisition dated March 28, 2001 as described in Note 3 to the consolidated financial statements.



*	501,247 unregistered shares were issued pursuant to a Private
Placement memorandum during the three months ended March 31, 2001. Such common shares were issued for cash consideration aggregating $85,000. Certain of the purchasers also received detachable common stock purchase warrants as further described in Note 6 to the consolidated financial statements.

*	534,701 shares of common stock registered pursuant to a Form S-8 during the period ended March 31, 2001. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of a maximum of 1,500,000 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

6.  Common stock purchase warrants

During the three months ended March 31, 2001, the Company, in conjunction with the private placement of common stock, granted detachable warrants to purchase 142,942 shares of its common stock. No warrants were exercised during the three months ended March 31, 2001 and all warrants are exercisable at March 31, 2001. The following table summarizes information about all of the Company's warrants outstanding at March 31, 2001:



                                  Number
           Warrant            outstanding at        Expiration
        Exercise Price         March 31, 2001           date
        --------------         -------------       -------------

        $       0.59              16,863          August 8, 2003
        $       0.53               9,434          September 12, 2003
        $       0.55              27,272          August 29, 2003
        $       0.48              41,668          September 14, 2003
        $       0.30             160,000          September 14, 2002
        $       0.25              88,888          March 13, 2004
        $       0.37              54,054          March 22, 2004
                                ---------
                                 398,179
                                =========


7.  Commitments and contingencies


Certain claims, suits and complaints arising in the normal course with respect to the Company's services have been filed or are pending against the Company including its subsidiaries. Generally, these matters are all covered by a general liability insurance policy. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

8.  Subsequent events

Subsequent to March 31, 2001, SearchHound has raised approximately $25,000 through the private placement of 65,411 shares of unregistered common stock.




9.  Going Concern

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant current and historical operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions (Note 3) and existing operations will provide substantial positive cash flows and available cash balances during fiscal 2001. Furthermore, management believes that currently the company is sustaining itself from a cash flow perspective through operations (including the acquisitions described in Note 3) and will continue this trend for the foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.

*****************************************************************************


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

SearchHound.com, Inc. is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a as "reverse merger" for financial accounting and reporting purposes. Specifically, SearchHound.com 2000, Ltd. was treated as the acquirer of Pan International due to the fact that the shareholders of SearchHound.com 2000, Ltd. received 13,500,000 shares or 70.3% of the total shares outstanding upon consummation of the merger. Accordingly, the focus of this report is solely on the ongoing business of SearchHound.com, Inc. (prior to the name change - Searchound.com 2000 Ltd.). For a historical perspective regarding Pan International Gaming, Inc. (OTC
BB: PANE) refer to by way of reference previous 10-QSB and 10-KSB filings.

Prior to the reverse merger, the Registrant (PAN International Gaming) spent considerable effort and specifically during the period between January 1, 2000 through May 31, 2000 pursuing a reverse merger transaction with Searchound 2000 Ltd. and the acquisition of SoloSearch.com, Inc.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal 2000 and prior to June 1, 2000, Pan International was not engaged in operating activities and there were no revenues or business operations.

Immediately following the reverse merger with PAN International Gaming the Company changed its name to SearchHound.com, Inc. effective June 6, 2000.

SearchHound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the SearchHound.com backbone architecture. The shareholders of SearchHound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of SearchHound.com 2000, Ltd. stock.

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

As an outcome of SearchHound's acquisition of SoloSearch.com on July 11, 2000, SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound is known for developing strong revenue-sharing Affiliate Programs; a twice weekly newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

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

SearchHound had nine fulltime employees, two part-time employees and one fulltime contract employee as of March 31, 2001. Employee positions represent two senior management, one senior technical, one marketing director, one operations manager, one business development executive, one financial controller, one network administrator/design, one customer service, and two software programmers. Additional resources are utilized through contract agreements, consulting agreements, and outsource partnerships.

Management has devoted substantial attention to growing revenues through acquisitions and in that respect has closed three separate acquisitions during the period ended March 31, 2001:

On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado.UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock.
Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

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

As a result of the recent acquisitions SearchHound has offices located in London, England, Long Island, New York and Amelia Island, Florida. These locations represent an additional thirteen employees to the nine employees located at the Kansas City, Missouri headquarters.

The Company's overall business strategy is to grow revenues through its core business and the acquisition of other Internet related businesses to complement its current service offerings. Management intends to continue this strategy of growing the company through acquisitions as well as increasing revenues of existing businesses during the remainder of fiscal 2001.


Operating Results for the Three Months Ended March 31, 2001:

The Company generated $186,645 of operating revenues during the three months ended March 31, 2001. Such revenues were not significantly impacted by acquisitions that occurred during the quarter due to the timing of such acquisitions. Management expects substantial contributions to revenues from these acquisitions for the remainder of fiscal 2001 and in particular the JobBankUSA acquisition. Other acquisitions are also expected to contribute revenues during 2001. The Company's core business generated substantially all revenues during the quarter, which was in line with management's expectations. Management believes revenue growth will accelerate in the remaining quarters of fiscal 2001 as revenues generated by the acquired entities grow (including the effects of including their operations for the entire quarter) as well as expected growth in core operations.



The results of operations for the three months ended March 31, 2001 reflect an operating loss of $1,023,591. Included in the loss was $880,014 in non-cash depreciation and amortization (primarily related to the goodwill resulting from acquisitions) and $80,205 in non-cash Common Stock issued for services. Therefore, the cash used in operating activities aggregated only $114,976 for the first quarter.

The operating losses were attributable to the Company's revenue sources and business lines being developed late in fiscal 2000 with substantial growth occurring in the quarter ended March 31, 2001. In addition, revenues generated by the three acquired companies for the quarter ended March 31, 2001 have only been included in the Company's operating results from the date of acquisition. Such revenues were not sufficient to cover the Company's operating costs during the quarter ended March 31, 2001. Cash operating costs were primarily salary and wage related, which is expected to continue.


The Registrant anticipates substantial increases in operating revenues for the remaining quarters in fiscal 2001 due to growth in existing businesses and from the recent acquisitions described above. Furthermore, management plans to continue its strategy of growing revenue through acquisitions in the foreseeable future. The Company believes that current growth in existing businesses and considering the effects of such recent acquisitions that revenues for 2001 are substantially increasing and are in-line with operating costs. The Company attempts to utilize its common stock as consideration for making acquisitions and plans to continue this practice in order to minimize cash outlays. However, there can be no assurance that the Company can continue to locate and negotiate acquisitions meeting its overall business plan on a cost effective basis and utilizing stock as consideration.


Liquidity and Capital Resources; Plan of Operation

As of March 31, 2001 the Company held cash balances of $139,257.

During the quarter ended March 31, 2001 net cash used in operating activities totaled $114,976, which was impacted by the non-cash charges for depreciation/amortization and stock compensation described previously. In addition, working capital uses (accounts receivable, accounts payable and accruals) was increased as revenues accelerated during the quarter.

Historically, the company has utilized common stock as consideration for acquisitions and partially in lieu of compensation, which has minimized the need for external funding. In addition, the Company has utilized private equity placements and cash acquired in acquisitions to fund its working capital needs. During the quarter ended March 31, 2001, the Company used cash in investing activities (for business acquisitions) totaling $11,174. During the quarter ended March 31, 2001, the Company generated cash from financing activities primarily through the private placement of equity totaling $85,000 and cash acquired in the business acquisitions of $121,721. An important factor impacting cash flows is the notes payable-related parties, which are all current liabilities at March 31, 2001. The note holder has informally agreed to not require cash payment on $300,000 of the debt until SearchHound's cash flows support repayment or new capital is raised.

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions and existing operations will provide substantial positive cash flows and available cash balances during the remainder of 2001. Furthermore, management believes that currently the company is sustaining itself from a cash flow perspective through operations (including the recent acquisitions) and will continue this trend for the foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.


PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

Certain claims, suits and complaints arising in the normal course with respect to the Company's services have been filed or are pending against the Company including its subsidiaries. Generally, these matters are all covered by a general liability insurance policy. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

	None


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

	None


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the first quarter of 2001, through the solicitation of proxies or otherwise.

ITEM 5.      OTHER INFORMATION

	None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K



(a)    Required exhibits:

         2.1 Stock Purchase Agreement dated February 9, 2001 by and between SearchHound.com and Godado UK, Ltd.

         2.2 Stock Purchase Agreement dated March 15, 2001 by and between SearchHound.com and FreeAirMiles, Inc.

         2.3 Stock Purchase Agreement dated March 28, 2001 by and between SearchHound.com and JobBankUSA.com, Inc.

27.1 Financial Data Schedule


All other exhibits have either been previously filed or are not applicable to the Registrant.


(b) The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001.

          - Current Report on Form 8-K dated March 20, 2001 reporting a change in certifying accountants

          - Current Report on Form 8-KA dated April 4, 2001 which provided the dismissed accountant's letter of agreement with the previously filed Form 8-K.



                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 2001


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/s/ Dave Mullikin                       /s/ Dave Mullikin
-------------------------------         -----------------------------------
Dave Mullikin                           Dave Mullikin
Agent on behalf of the Company          President, CEO (Principal Executive
and Principal Accounting Officer)


/s/ Brad Cohen                          /s/ Dave Mullikin
------------------------------          -----------------------------------
Brad Cohen                              Dave Mullikin, Director
Secretary/Treasurer

                                        /s/ Dave Mullikin
                                        ------------------------------------
                                        Brad Cohen, Director