Form 10QSB
period 2001-06-30
SEARCHHOUND COM INC
filed 2001-08-03
CIK 791115

1
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Quarterly Period Ended June 30, 2001
                      Commission File Number: 0-19471

                           SEARCHHOUND.COM, INC

         (Exact name of registrant as specified in its charter)
Nevada                                                 91-1942841
------                                                 ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                              200 Main Street
                                 Suite 305
                           Kansas City, Missouri
                  (Address of principal executive offices)
                                   64105
                                (Zip Code)
     Registrant's telephone number, including area code: (816) 960-3777
                               Not applicable

                           1700 Wyandotte Street
                        Kansas City, Missouri 64108

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

As of July 18, 2001, an aggregate of 27,513,812 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X

                                INDEX

PART I FINANCIAL INFORMATION..........................................3

     Item 1. Financial Statements.....................................3

        Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000
          (unaudited)                     ............3

        Consolidated Statements of Operations for the three month and six month period Ended June 30, 2001 and June 30, 2000
          (unaudited)                    .............4



                                                                         2
        Consolidated Statements of Cash Flows for the six month period
          Ended June 30,2001 and June 30, 2000
          (unaudited)                     ...........4-5

        Notes to Consolidated Financial Statements
          (unaudited)                     ...........5-8


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



CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.
We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward- looking information is based on various factors and assumptions. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, there can be no assurance that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

  -we may lose customers or fail to grow our customer base as expected;
  -we may not be able to sustain our current growth or to successfully integrate new customers, operations or assets obtained through acquisitions; -we may fail to compete with existing and new competitors;
  -we may not adequately respond to technological developments impacting the
   Internet;
  -we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure;
  -we may issue a substantial number of shares of our common stock, causing significant dilution in the value of your investment;
  -we may not be able to obtain needed financing or generate sufficient cash flow from current operations.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more

                                                                        3
detailed cautionary statements included in our Annual Report on Form 10-KSB for the fiscal period ended December 31, 2000 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.


                                   PART I

ITEM 1. FINANCIAL STATEMENTS

                            SEARCHHOUND.COM, INC.
                         CONSOLIDATED BALANCE SHEET
               JUNE 30, 2001 AND DECEMBER 31, 2000 (unaudited)

                                                    June 30,    December 31,
ASSETS                                                2001         2000
                                                  ------------   ----------
CURRENT ASSETS:
  Cash in Bank                                    $   167,323  $     58,686
  Marketable securities-available for sale              2,396         5,000
  Accounts receivable (no reserve for doubtful        496,534       206,829
    considered necessary)
  Related party receivables                             4,433         4,433
  Other current assets                                  6,719        10,819
                                                   -----------   ----------
      Total Current Assets                            677,405       285,767


FURNITURE, FIXTURES AND EQUIPMENT, net                169,821        48,224
INTANGIBLE ASSETS, net                             15,474,526    15,771,137
OTHER ASSETS, net                                      23,951        24,464
                                                   -----------   ----------
TOTAL ASSETS                                      $16,345,703  $ 16,129,592
                                                  ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                $    238,291   $   98,078
Deferred income                                      140,000      140,000
Notes payable-related party                          432,053      432,053
Other current liabilities                             92,764       32,164
                                                 -----------  -----------
    Total Current Liabilities                        903,108      702,295

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value;
  50,000,000 shares authorized; 27,488,812
  and 22,156,621 1issued and outstanding              27,489       22,157
  Additional paid-in capital                      19,807,111   17,720,531
  Accumulated Deficit                             (4,325,446)  (2,251,437)
  Accumulated other comprehensive income (loss)      (66,558)     (63,954)
                                                 -----------   ----------
      Total Stockholders' Equity                  15,442,595   15,427,297

                                                 -----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $  16,345,703  $16,129,592
                                                 ===========  ===========
The accompanying notes are an integral part of these financial statements.





                                                                        4
                               SEARCHHOUND.COM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND
                             JUNE 30, 2000 (unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 ------------------      ----------------
                                   2001       2000         2001      2000
                                ---------  ---------     --------  --------

Revenues                         $559,205    $40,332     $745,850   $40,332
Operating expenses:
   Cost of services provided      158,636                 158,636
   General and administrative     455,345    485,470      749,776   485,470
Sales and marketing                26,216                  58,975
   Depreciation and
   amortization                   966,551               1,846,565
                                ---------  ---------    ---------  --------
                                1,606,748    485,470    2,813,952   485,470
                                ---------  ---------    ---------  --------
Loss before other expense      (1,047,543)  (445,138)  (2,068,102) (445,138)

Other expense-interest
expense                           ( 2,875)    (1,531)      (5,907)   (1,531)
                                ---------  ----------   ---------  --------
Net loss                      $(1,050,418) $(446,668) $(2,074,009)$(446,668)

Basic and diluted net loss          $(.04)   $  (.04)       $(.08)    $(.04)
per share                       ========== ==========  =========== =========

Weighted average common
 shares outstanding            26,878,344  12,264,930  24,930,485 12,264,930
                               ==========  ==========  ========== ==========




The accompanying notes are an integral part of these financial statements.

                        SEARCHHOUND.COM, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 2001 and YEAR ENDED December 31, 2000
       (unaudited) INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                         SIX MONTH Ending   SIX MONTH Ending
                                          JUNE 30, 2001      JUNE 30, 2000
Cash flows from operating activities:
   Net loss                                $(2,074,009)      $(  446,668)
   Adjustments to reconcile net loss to
    net cash used in operating activities                       (203,439)
      Depreciation and amortization          1,845,522            (1,395)
      Common stock issued for services         233,486           (10,869)

Changes in operating assets and liabilities (exclusive of the effects related to business acquisitions):

      Accounts receivable                     (114,041)           65,197
      Deferred Income                                            140,000
      Related Party Receivable
      Accounts payable                         (18,048)         (255,807)

                                                                           5
      Other Current Assets                       4,100          (263,225)
      Other current liabilities                 30,600          (246,481)
                                              ---------        ----------
        Net cash used in operating
          activities                           (92,390)       (1,222,687)
                                              ---------       -----------
Cash flows from investing activities:
   Cash paid for business acquisitions         (11,174)
   Fixed asset acquisitions                    (20,033)         ( 52,277)
   Prepaid License Fees
   Other Assets                                              (22,825,451)
   Security Deposits                               513
                                              ---------       -----------
        Net cash provided by (used in)
            investing activities               (30,694)      (22,877,728)
                                              ---------       -----------
Cash flows from financing activities
   Proceeds from initial capital contribution                 23,975,924
   Proceeds from notes payable-related parties                   (95,250)
   Cash acquired in business acquisitions      121,721
   Cash proceeds from private placement
    of common stock, net of costs              110,000            19,326
   Loans from Officers                                           206,192
   Transaction costs related to private
    Placement of common stock
                                              ---------      ------------
      Net cash provided by financing
            activities                         231,721        24,106,192
                                             ----------      ------------
Net increase in cash and cash equivalents      108,637             5,777

Cash and cash equivalents, beginning of
   period                                       58,686                89
                                             ----------       -----------
Cash and cash equivalents, end of period       167,323             5,866
                                             ==========       ===========

Cash payments for interest                    $  5,907          $     95
                                             ==========        ==========
                                              $     -           $     -
Cash payments for income taxes               ==========        ==========


Supplemental schedule of non-cash investing and financing activities:

Unrealized loss on marketable
 equity securities                           $   2,604          $ 63,954
                                            ===========        ==========
Stock issued in reverse acquisition                                5,486

Stock issued in Business Acquisitions       $1,748,425        14,399,650
                                            ===========       ===========
Return/cancellation of common stock                                3,224
                                            ===========       ===========
Note payable-related party issued in
  Solosearch acquisition                                         300,000
                                            ===========       ===========
Stock issued in formation of SearchHound.com                   3,000,000
                                            ===========       ===========

The accompanying notes are an integral part of these financial statements.




                                                                         6
                             SEARCHHOUND.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 (unaudited)

1. Basis of presentation
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB for the period from inception
(April 11, 2000) to December 31, 2000 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2001 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year. Interim financial data presented herein are unaudited. Comparative period information for the quarter ended June 30, 2000 and the six months ended June 30, 2000 are not comparable to the respective 2001 periods as a result of the reverse acquisition which occurred on June 1, 2000 as described in Note 2.

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

As part of the Reverse Acquisition, the SearchHound.com 2000, Ltd. equity interests were converted into 13,500,000 shares of Pan International's common stock. Immediately prior to the Reverse Acquisition, there were 5,486,703 shares of Pan International common stock issued and outstanding. SearchHound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the SearchHound.com backbone architecture. The shareholders of SearchHound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of stock. The assets acquired in this transaction have been recorded as intangible assets in the balance sheet at cost and are being amortized over their estimated usefuleconomic life of 5 years.

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of
May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 4,850,000 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the
                                                                            7
market price of SearchHound ($2.969 closing price on May 3, 2000) and the $300,000 cash consideration. The shareholders are restricted from selling or transferring such shares for the period of time specified by Regulation 144a (generally a twelve to twenty-four-month period). Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound. The acquisition has been recorded under the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of July 11, 2000, and operations of SoloSearch have been included in the Company's consolidated statements of operations commencing July 11, 2000.

3 Acquisitions

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC. A Kansas Limited Liability Company; FastCashOffers.com, a Kansas Partnership; and EarlyBirdDomain.com, a Kansas Partnership (collectively know as the "TTGroup") for total consideration consisting of a Warrant equal to 150,000 unregistered shares of SearchHound common stock and an "earn-out" for a twenty-four month period following closing of an amount equal to 10% of the Net Income recorded and collected over the first 18 months and reducing to 5% of the Net Income recorded and collected for the remaining six months. The Warrant price is set at $0.21 (based on the average trading price over the last 30 days prior to closing). The Warrant carries a 2-year life commencing on the closing date of June 30, 2001.

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

5. Stockholders' equity

Common stock issuances

During the three months ended June 30, 2001, the Company issued 805,576 shares of its common stock as follows:

	65,411 unregistered shares were issued pursuant to a Private Placement memorandum during the three months ended June 30, 2001. Such common shares were issued for cash consideration aggregating $25,000.

                                                                         8
	740,165 shares of common stock registered pursuant to a Form S-8 during the period ended June 30, 2001. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of a maximum of 1,500,000 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. The Company issued an amendment to this S-8 on June 12, 2001 to increase the shares available for issuance by another 1,500,000 shares of common stock for the same reasons listed above.

6. Common stock purchase warrants
    NONE

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

8. Subsequent events
    NONE

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

SearchHound.com, Inc. is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting
                                                                          9
and reporting purposes. Specifically, SearchHound.com 2000, Ltd. was treated as the acquirer of Pan International due to the fact that the shareholders of SearchHound.com 2000, Ltd. received 13,500,000 shares or 70.3% of the total shares outstanding upon consummation of the merger. Accordingly, the focus of this report is solely on the ongoing business of SearchHound.com, Inc. (prior to the name change - Searchound.com 2000 Ltd.). For a historical perspective regarding Pan International Gaming, Inc. (OTC BB: PANE) refer to by way of reference previous 10-QSB and 10-KSB filings.

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

SearchHound has its principal offices located in Kansas City, Missouri and is an Internet property that provides a content filtering search engine for the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 900,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com.

As an outcome of SearchHound's acquisition of SoloSearch.com on July 11, 2000, SearchHound.com has developed an integrated site with a keyword-bidding feature
                                                                           10
for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound is known for developing strong revenue- sharing Affiliate Programs; a twice weekly newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

SearchHound facilitates this process by offering a search engine technology through a multi-featured search process whereby Webmasters and business owners register their URL (Internet domains). This allows users of the Internet to conduct a search via SearchHound.com to locate, identify, and direct customer traffic to the Webmaster's site for e-commerce activity. SearchHound generates revenue through traditional banner advertising on its homepage. SearchHound has developed multiple other revenue streams necessary to be competitive and profitable in the Internet and e-commerce industry. In additions to a no-charge listing service available SearchHound has been a pioneer in developing a "pay-per-click" revenue model. This "pay-per-click" model allows advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results returned appear on the page ranked in descending order based on the bid amount, with the highest bidder ranked first. Each advertiser determines how much they are willing to pay to have the user "click" on their URL and be transferred to their home page or website. Advertisers pay SearchHound for each click-through, so advertisers bid onlyon keywords relevant to the products, services, or information that they offer. As a result of the Advertiser managing their individual account and determining how much they wish to bid thus controlling their placement in the ranking system, SearchHound believes it is providing advertisers a cost-effective and creative way to target consumers to find and access their products, services and information.

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

The "HOWL" newsletter is sent twice weekly to more than 500,000 recipients. SearchHound.com receives revenue from advertising earned through agreements and relationships with third party advertising brokers and traditional banner advertising. Direct email correspondence to the "opt-in" list is managed directly by SearchHound sending ads to more than one million users. Revenue is generated from advertisers who wish to reach this targeted demographic audience of Webmasters, business owners, and technology oriented group. Approximately 15% of this list is based outside the United States.

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

SearchHound had twelve fulltime employees, four part-time employees and four parttime contract employees as of June 30, 2001. Employee positions represent
                                                                         11
four senior management, one senior technical, one marketing director, one operations manager, five business development executives, two financial controllers, one network administrator/design, one customer service, and four software programmers. Additional resources are utilized through contract agreements, consulting agreements, and outsource partnerships.

Management has devoted substantial attention to growing revenues through acquisitions and in that respect has closed three separate acquisitions during the period ended June 30, 2001:

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC. A Kansas Limited Liability Company; FastCashOffers.com, a Kansas Partnership; and EarlyBirdDomain.com, a Kansas Partnership (collectively know as the "TTGroup") for total consideration consisting of a Warrant equal to 150,000 unregistered shares of SearchHound common stock and an "earn-out" for a twenty-four month period following closing of an amount equal to 10% of the Net Income recorded and collected over the first 18 months and reducing to 5% of the Net Income recorded and collected for the remaining six months. The Warrant price is set at $0.21 (based on the average trading price over the last 30 days prior to closing). The Warrant carries a 2-year life commencing on the closing date of June 30, 2001.

As a result of the recent acquisitions SearchHound has offices located in London, England; Austin, Texas; and Amelia Island, Florida. These locations represent an additional seven employees to the thirteen employees located at the Kansas City, Missouri headquarters.

The Company's overall business strategy is to grow revenues through its core business and the acquisition of other Internet related businesses to complement its current service offerings. Management intends to continue this strategy of growing the company through acquisitions as well as increasing revenues of existing businesses during the remainder of fiscal 2001.

In order to conserve cash, the Company's management, employees and some vendors have agreed to accept a portion of their salaries, wages and payments in the form of Company stock. During the six months ended June 30, 2001, aggregate compensation and vendor payments of $233,486 was paid in the form of Company stock. Such management, employees and vendors may sell all or a portion of this stock in the open market periodically to convert it to cash. The Company has no control over the timing and amounts sold by its management and employees.

Operating Results for the Six Months Ended June 30, 2001:

The Company generated $745,850 of operating revenues during the six months ended June 30, 2001. Such revenues were significantly impacted by acquisitions that occurred during 2001, and in particular JobBankUSA which provided revenues of $228,000 during the quarter ended June 30, 2001. Management expects substantial contributions to revenues from these acquisitions for the remainder of fiscal 2001 and in particular the JobBankUSA acquisition. Other acquisitions are also expected to contribute revenues during the remainder of 2001. The Company's core business generated approximately $300,000 in operating revenues during the quarter, which was in line with management's expectations. Management believes revenue growth will accelerate in the remaining quarters of fiscal 2001 as revenues generated by the acquired entities grow as well as expected growth in core operations.

The results of operations for the six months ended June 30, 2001 reflect an operating loss of $2,068,102. Included in the loss were $1,846,565 in non-
cash depreciation and amortization (primarily related to the goodwill resulting from acquisitions) and $233,486 in non-cash Common Stock issued
                                                                           12
for services. Therefore, the cash used in operating activities aggregated only $92,390 for the six-month period. The operating losses were attributable to the Company's revenue sources and business lines being developed late in fiscal 2000 with growth occurring in the six-month period ended June 30, 2001. In addition, revenues generated by the three acquired companies for the quarter ended June 30, 2001 have only been included in the Company's operating results from the date of acquisition. The Company, by utilizing common stock as partialpayment for compensation to employees, consultants and vendors, was able to rely on current quarter cash revenues to fund cash operations sufficiently to remain cash flow positive at the end of the quarter.

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

Liquidity and Capital Resources; Plan of Operation

As of June 30, 2001 the Company held cash balances of $167,323.
During the six-month period ended June 30, 2001 net cash used in operating activities totaled $92,390, which was impacted by the non-cash charges for depreciation/amortization and stock compensation described previously. In addition, working capital uses (accounts receivable, accounts payable and accruals) was increased as revenues accelerated during the quarter.

Historically, the company has utilized common stock as consideration for acquisitions and partially in lieu of compensation, which has minimized the need for external funding. In addition, the Company has utilized private equity placements and cash acquired in acquisitions to fund its working capital needs. During the six month period ended June 30, 2001, the Company used cash in investing activities (for business acquisitions) totaling $30,694. An important factor impacting cash flows is the notes payable-related parties, which are all current liabilities at June 30, 2001. The note holder has informally agreed to not require cash payment on $300,000 of the debt until SearchHound's cash flows support repayment or new capital is raised.

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions and existing operations will provide substantial positive cash flows and available cash balances during the remainder of 2001. Furthermore, management believes that currently the company is sustaining itself from a cash flow perspective through operations (including the recent acquisitions) and will continue this trend for the
                                                                         13
foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain claims, suits and complaints arising in the normal course with respect to the Company's services have been filed or are pending against the Company including its subsidiaries. Generally, these matters are all covered by a generalliability insurance policy. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the second quarter of 2001, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Required exhibits:

27.1 Financial Data Schedule

All other exhibits have either been previously filed or are not applicable to the Registrant.

(b) The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001

- Current Report on S-8 dated June 6, 2001 reporting an amendment to the S-8 filed on December 12, 2001 to issuance 1,500,000 shares of common stock.


                              SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2, 2001

SEARCHHOUND.COM, INC.
A NEVADA CORPORATION
by

/s/ Dave Mullikin                       /s/ Dave Mullikin
-------------------------------         -------------------------------
Dave Mullikin                           Dave Mullikin
Agent on behalf of the Company          President, CEO (Principal Executive
                                        and Principal Accounting Officer)


/s/ Brad Cohen                          /s/ Dave Mullikin
------------------------------          -------------------------------
Brad Cohen                              Dave Mullikin, Director
Secretary/Treasurer

                                        /s/ Brad Cohen
                                        -------------------------------
			                    Brad Cohen, Director