Form 10QSB
period 2001-09-30
SEARCHHOUND COM INC
filed 2001-11-08
CIK 791115

1
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Quarterly Period Ended September 30, 2001
                      Commission File Number: 0-19471

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

As of October 11, 2001, an aggregate of 28,683,209 shares of common stock were outstanding. Transitional Small Business Disclosure Format (check one):

Yes  No X

                                INDEX

PART I FINANCIAL INFORMATION..........................................3

     Item 1. Financial Statements.....................................3

        Consolidated Balance Sheet as of September 30, 2001 (unaudited) and
        December 31, 2000                                 ............3

        Consolidated Statements of Operations for the three month and nine month period Ended September 30, 2001 and September 30, 2000
          (unaudited)                                    .............4


        Consolidated Statements of Cash Flows for the nine-month period
          Ended September 30, 2001 and September 30, 2000
          (unaudited)                                    ...........4-5

        Notes to Consolidated Financial Statements
          (unaudited)                                    ...........5-8


                                                                        2


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

                                                                        3

                                   PART I

ITEM 1. FINANCIAL STATEMENTS
                            SEARCHHOUND.COM, INC.
                         CONSOLIDATED BALANCE SHEET
                SEPTEMBER 30, 2001 (unaudited) AND DECEMBER 31, 2000

                                               September 30,  December 31,
ASSETS                                              2001         2000
						     (unaudited)
                                                ------------   ----------
CURRENT ASSETS:
Cash in Bank                                    $   292,085  $   58,686
Marketable securities-available for sale              2,396       5,000
Accounts receivable                                  678,280    206,829
  Reserve for doubtful accounts                     (150,271)
  Related party receivables                            4,433      4,433
  Other current assets                                   559     10,819
                                                 -----------   ----------
      Total Current Assets                            827,482   285,767


FURNITURE, FIXTURES AND EQUIPMENT, net            167,526        48,224
INTANGIBLE ASSETS, net                         14,510,271    15,771,137
OTHER ASSETS, net                                  23,951        24,464
                                               -----------   ----------
TOTAL ASSETS                                  $15,529,230  $ 16,129,592
                                              ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                              $     375,315    $   98,078
Deferred income                                     140,000       140,000
Notes payable-related party                         432,053       432,053
Other current liabilities                            99,116        32,164
                                                -----------   -----------
    Total Current Liabilities                     1,046,484       702,295

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value;
  50,000,000 shares authorized; 27,963,209
  and 22,156,621 issued and outstanding              27,963        22,157
  Additional paid-in capital                     19,877,356    17,720,531
  Accumulated Deficit                            (5,356,015)   (2,251,437)
  Accumulated other comprehensive income (loss)     (66,558)      (63,954)
                                                -----------    ----------
      Total Stockholders' Equity                 14,482,746    15,427,297

                                                -----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  15,529,230   $16,129,592
                                                ===========   ===========
The accompanying notes are an integral part of these financial statements.




                                                                        4
                               SEARCHHOUND.COM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED September 30, 2001 AND
                             September 30, 2000 (unaudited)

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               ------------------      ----------------
                                 2001       2000        2001       2000
                              ---------  ---------    --------    --------

Revenues                       $640,492    $37,831   $1,386,342   $ 78,163
Operating expenses:
   Cost of services provided    289,151                 447,787
   General and administrative   397,262    296,825    1,147,038    780,900
Sales and marketing              15,993                  74,968
   Depreciation and
   amortization                 965,507    891,307    2,812,072    892,702

                              ---------  ---------    ---------   --------
                              1,667,913  1,188,132    4,481,865  1,673,602
                              ---------  ---------    ---------  --------
Loss before other expense    (1,027,421)(1,150,301)  (3,095,523)(1,595,439)

Other expense:
Interest expense                ( 3,148)   (1,627)      (9,055)    (3,158)
                              ---------  ----------   ---------    --------
Net loss                   $(1,030,569)$(1,151,928)$(3,104,578)$(1,598,597)

Basic and diluted net loss        $(.04)    $(.06)       $(.12)     $(.10)
per share                      ========== ========== ===========  =========

Weighted average common
 shares outstanding            27,601,728 20,183,416  25,830,270  16,224,173
                               ==========  ==========  ========== ==========




The accompanying notes are an integral part of these financial statements.

SEARCHHOUND.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2001 and 2000
(unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                            NINE MONTH ENDED SEPTEMBER 30,

                                              2001   	     2000
                                          _____________     ____________
Cash flows from operating activities:
   Net loss                              $(3,104,578)      $(1,598,597)
Adjustment to Retained Earnings
Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization        2,812,072           892,702
      Provision for doubtful accounts        150,271
      Common stock issued for services       304,206            90,596

Changes in operating assets and liabilities (exclusive of the effects related to business acquisitions):

      Accounts receivable                   (295,787)           55,169
      Deferred Income                                          140,000
      Related Party Receivable                                  (4,433)
      Accounts payable                       118,976            64,304
      Other Current Assets                    10,260            (7,212)
      Other current liabilities               36,952            29,763
                                            ---------        ----------
        Net cash used in operating
          activities                          32,372          (337,708)
                                            ---------       -----------
Cash flows from investing activities:
   Cash paid for business acquisitions       (11,174)          (41,729)
   Fixed asset acquisitions                  (20,033)          (10,870)
   Prepaid License Fees                                        (26,700)
   Other Assets
   Security Deposits                             513
                                            ---------       -----------
        Net cash provided by (used in)
            investing activities             (30,694)          (79,299)
                                              ---------       -----------
Cash flows from financing activities:
   Proceeds from initial capital contribution                      100
   Proceeds from notes payable-related parties                  51,762
   Cash acquired in business acquisitions    121,721           199,580
   Cash proceeds from private placement
    of common stock, net of costs            110,000           191,500
   Loans from Officers
   Transaction costs related to private
    Placement of common stock                                  (13,316)
                                            ---------      ------------
      Net cash provided by financing
            activities                       231,721           429,626
                                           ----------      ------------
Net increase in cash and cash equivalents    233,399            12,619

Cash and cash equivalents, beginning of
   period                                     58,686               114
                                           ----------       -----------
Cash and cash equivalents, end of period     292,085            12,733
                                           ==========       ===========

Cash payments for interest                  $  9,055          $  2,665
                                           ==========        ==========
                                            $     -           $     -
Cash payments for income taxes             ==========        ==========


Supplemental schedule of non-cash investing and financing activities:

Unrealized loss on marketable
 equity securities                         $   2,604          $ 63,954
                                          ===========        ==========
Stock issued in reverse acquisition                              5,486

Stock issued in Business Acquisitions     $1,759,599       $14,399,650
                                          ===========       ===========
Return/cancellation of common stock                              3,224
                                          ===========       ===========
Note payable-related party issued in
  SoloSearch acquisition                                       300,000
                                          ===========       ===========
Stock issued in formation of SearchHound.com                 3,000,000
                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                                                        5
                             SEARCHHOUND.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE NINE MONTHS ENDED September 30, 2001 (unaudited)

1. Basis of presentation
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB for the period from inception (April 11, 2000) to December 31, 2000 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2001 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year. Interim financial data presented herein are unaudited. Comparative period information for the quarter ended September 30, 2000 and the nine months ended September 30, 2000 are not comparable to the respective 2001 periods as a result of the reverse acquisition which occurred on June 1, 2000 as described in Note 2.

2. Organization and Basis of Accounting
SearchHound.com 2000, Ltd was a Nevada corporation formed on April 11, 2000, which was merged into Pan International Gaming, Inc. ("Pan International") on June 1, 2000. Pan International, the legal surviving entity of the merger was incorporated under the laws of the State of Nevada. As a result of the merger, Pan International changed its name to SearchHound.com, Inc. ("SearchHound" or the "Company"). The accounting treatment for this transaction was a "Reverse Acquisition" (the "Reverse Acquisition"). For accounting purposes, the merger/acquisition has been treated as an acquisition of Pan International by SearchHound.com 2000, Ltd., and as a recapitalization of Searchound.com 2000, Ltd. The historical financial statements prior to June 1, 2000 are those of Searchound.com 2000, Ltd. The acquisition of Pan International has been recorded based on the fair value of Pan International's net tangible assets, which were negligible as of the merger date.

                                                                        6
As part of the Reverse Acquisition, the SearchHound.com 2000, Ltd. equity interests were converted into 13,500,000 shares of Pan International's common stock. Immediately prior to the Reverse Acquisition, there were 5,486,703 shares of Pan International common stock issued and outstanding. SearchHound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the SearchHound.com backbone architecture. The shareholders of Searchound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to Searchound.com 2000, Ltd. in exchange for 13,500,000 shares of stock. The assets acquired in this transaction have been recorded as intangible assets in the balance sheet at cost and are being amortized over their estimated useful economic life of 5 years.

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

3 Acquisitions
On September 28, 2001, SearchHound acquired substantially all Assets (except for Accounts Receivable) of Mesia.com, Inc. ("Mesia") for total consideration consisting of the following: Warrant giving Mesia the right to purchase up to 350,000 common shares of the Purchasers company (price based on the average 30 day trading price prior to signing of the agreement) with a 24 month warrant term; and 115,000 common shares (144 restricted and unregistered) of the Purchasers Company. The Purchaser shall issue to Mesia one (1) common share (144 restricted and unregistered) and a Warrant (giving Mesia the right to purchase one share based on the average 30 day trading price prior to the end of the month that the revenue was earned (collected)) for every one dollar ($1.00) in gross revenue collected by the Purchaser for the existing revenue streams of Mesia over the next 18 months. The Acquisition includes contingent purchase consideration to be paid by the Registrant, which will be recorded when the contingencies are resolved. Mesia.com, Inc. is based in Reston, VA and is considered a leader in direct email marketing via its websites Mesia.com, Utiopad.com, PortalofOne.com.


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
                                                       ==========

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note is due on September 30, 2001 and bears interest at 11.5%. Amounts due to related party in the amount of $300,000 as of September 30, 2001 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch (see Note 2). Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised. The $102,053 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (-% at September 30, 2001) and is due on demand. This note was assumed as part of the SoloSearch acquisition (Note 2). All of the notes payable-related party become due within the next year.

5. Stockholders' equity

Common stock issuances

During the three months ended September 30, 2001, the Company issued 474,397 shares of its common stock as follows:

                                                                       8


	474,397 shares of common stock registered pursuant to a Form S-8 during the period ended June 30, 2001. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of a maximum of 1,500,000 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. The Company issued an amendment to this S-8 on June 12, 2001 to increase the shares available for issuance by another 1,500,000 shares of common stock for the same reasons listed above.

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

8. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $965,000 per quarter of goodwill related to acquisitions of businesses that occurred in 2000 and 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management has not completed its review of the specific impact of the adoption of these standards on the Company's financial position and results ofoperations. On a preliminary basis, management believes that the adoption of these standards will have a significant impact to the Company's future financialposition and results of operations due to the magnitude of the Company'sgoodwill balances as of September 30, 2001. However, there should be no impacton cash flows resulting from the adoption of these standards. Management willcontinue to assess the impact from the adoption of these standards and will report such effects as they become known.


                                                                        9
9. Going Concern

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

                                                                       10
The new management team devoted significant resources to building the management team, integrating the two businesses, and developing revenue streams during the periods of July 2000 through September 2000. Significant revenues began in September 2000. SearchHound.com, Inc. (the "Company" or "SearchHound") operates an online technology based enterprise business that is a destination for Webmasters and small business owners who want to make their Website more accessible to Internet users.

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

The "HOWL" newsletter is sent twice weekly to more than 500,000 recipients. SearchHound.com receives revenue from advertising earned through agreements and relationships with third party advertising brokers and traditional banner advertising. Direct email correspondence to the "opt-in" list is managed directly by SearchHound sending ads to more than one million users. Revenue is generated from advertisers who wish to reach this targeted demographic audience of Webmasters, business owners, and technology oriented group. Approximately 15% of this list is based outside the United States.
                                                                      11
SearchHound has enhanced its reputation as a destination for Webmasters by creating affiliate relationships to bring relevant products and services to its registered users and visitors to www.searchHound.com. SearchHound has entered into agreements with multiple Internet based businesses that offer critical products and services which are intended to assist the Webmaster or business owner enhance their business model, reach more customers, and improve their likelihood of success. SearchHound resells these products and services either as an affiliate or through a co-branded or private-label agreement. SearchHound incurs little implementation cost and benefits from a revenue sharing partnership.

SearchHound had twelve fulltime employees, four part-time employees and four part-time contract employees as of June 30, 2001. Employee positions represent four senior management, one senior technical, one marketing director, one operations manager, five business development executives, two financial controllers, one network administrator/design, one customer service, and four software programmers. Additional resources are utilized through contract agreements, consulting agreements, and outsource partnerships.

Management has devoted substantial attention to growing revenues through acquisitions and in that respect has closed three separate acquisitions during the period ended June 30, 2001.

On September 28, 2001, SearchHound acquired substantially all Assets (except for Accounts Receivable) of Mesia.com, Inc. ("Mesia") for total consideration consisting of the following: Warrant giving Mesia the right to purchase up to 350,000 common shares of the Purchasers company (price based on the average 30 day trading price prior to signing of the agreement) with a 24 month warrant term; and 115,000 common shares (144 restricted and unregistered) of the Purchasers Company. The Purchaser shall issue to Mesia one (1) common share (144 restricted and unregistered) and a Warrant (giving Mesia the right to purchase one share based on the average 30 day trading price prior to the end of the month that the revenue was earned (collected)) for every one dollar ($1.00) in gross revenue collected by the Purchaser for the existing revenue streams of Mesia over the next 18 months. Mesia.com, Inc. is based in Reston, VA and is considered a leader in direct email marketing via its websites Mesia.com, Utiopad.com, PortalofOne.com.

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

In order to conserve cash, the Company's management, employees and some vendors have agreed to accept a portion of their salaries, wages and payments in the form of Company stock. During the nine months ended September 30, 2001, aggregate compensation and vendor payments of $304,206 was paid in the form of Company stock. Such management, employees and vendors may sell all or a portion of this stock in the open market periodically to convert it to cash. The Company has no control over the timing and amounts sold by its management and employees.

Operating Results for the Nine Months Ended September 30, 2001:

The Company generated $1,386,342 of operating revenues during the nine months ended September 30, 2001. Such revenues were significantly impacted by acquisitions that occurred during 2001, and in particular JobBankUSA which provided revenues of $134,000 and Early Bird Domain which provided revenues of $361,000 during the quarter ended September 30, 2001. Management expects substantial contributions to revenues from these acquisitions for the remainder of fiscal 2001 and in particular the Early Bird Domain acquisition. Other acquisitions are also expected to contribute revenues during the remainder of 2001.
                                                                       12
The results of operations for the nine months ended September 30, 2001 reflect an operating loss of $3,104,578. Included in the loss was $2,812,072 in non-cash depreciation and amortization (primarily related to the goodwill resulting from acquisitions) and $304,206 in non-cash Common Stock issued for services. Therefore, the cash gained from operating activities aggregated $47,700 for the nine-month period. The operating losses were attributable to the Company's revenue sources and business lines being developed late in fiscal 2000 with growth occurring in the nine-month period ended September 30, 2001. The Company, by utilizing common stock as partial payment for compensation to employees, consultants and vendors, was able to rely on current quarter cash revenues to fund cash operations sufficiently to remain cash flow positive at the end of the quarter.

The Registrant anticipates substantial increases in operating revenues for the remaining quarter in fiscal 2001 due to growth in existing businesses and from the recent acquisitions described above. Furthermore, management plans to continue its strategy of growing revenue through acquisitions in the foreseeable future. The Company believes that current growth in existing businesses and considering the effects of such recent acquisitions that revenues for 2001 are substantially increasing and are in-line with operating costs. The Company attempts to utilize its common stock as consideration for making acquisitions and plans to continue this practice in order to minimize cash outlays. However, there can be no assurance that the Company can continue to locate and negotiate acquisitions meeting its overall business plan on a cost effective basis and utilizing stock as consideration.

Liquidity and Capital Resources

As of September 30, 2001 the Company held cash balances of $292,085.
During the nine-month period ended September 30, 2001 net cash received from operating activities totaled $32,372, which was impacted by the non-cash charges for depreciation/amortization and stock compensation described previously. In addition, working capital uses (accounts receivable, accounts payable and accruals) was increased as revenues accelerated during the quarter.

Historically, the company has utilized common stock as consideration for acquisitions and partially in lieu of compensation, which has minimized the need for external funding. In addition, the Company has utilized private equity placements and cash acquired in acquisitions to fund its working capital needs. During the nine month period ended September 30, 2001, the Company used cash in investing activities (for business acquisitions) totaling $30,694. An important factor impacting cash flows is the notes payable-related parties, which are all current liabilities at September 30, 2001. The note holder has informally agreed to not require cash payment on $300,000 of the debt until SearchHound's cash flows support repayment or new capital is raised.

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. Because of significant operating losses and the uncertainty of future equity or debt funding there is substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, growth from current operations and the acquisition of companies having positive net assets and positive cash flow will enable the Company to continue in existence and become self-sufficient and profitable in the near future. Management believes that recent acquisitions and existing operations will provide substantial positive cash flows and available cash balances during the remainder of 2001. Furthermore, management believesthat currently the company is sustaining itself from a cash flow perspective through operations (including the recent acquisitions) and will continue this trend for the foreseeable future. However, no assurance can be given that the Company will continue this trend and that ultimately it will be successful in implementing its business plan.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $965,000 per quarter of goodwill related to acquisitions of businesses that occurred in 2000 and 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management has not completed its review of the specific impact of the adoption of these standards on the Company's financial position and results of operations. On a preliminary basis, management believes that the adoption of these standards will have a significant impact to the Company's future financial position and results of operations due to the magnitude of the Company's goodwill balances as of September 30, 2001. However, there should be no impact on cash flows resulting from the adoption of these standards. Management will continue to assess the impact from the adoption of these standards and will report such effects as they7 become known.
                                                                       13

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the second quarter of 2001, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Required exhibits:


All required exhibits have either been previously filed or are not applicable to the Registrant.

(b) The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001





SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2001

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