Form 10KSB
period 2001-12-31
SEARCHHOUND COM INC
filed 2002-04-12
CIK 791115

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the Fiscal Year Ended December 31, 2001

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


                            200 Main Street
                            Kansas City, MO 64105
                    (Address of principal executive offices)
                                   (Zip Code)



Registrant's telephone number, including area code:           	(816) 960-3777

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
$.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the fiscal period ended December 31, 2001 was $1,103,041

As of December 31, 2001, the aggregate number of shares of Common Stock held by non-affiliates was 26,191,770 shares

As of December 31, 2001, the aggregate number of shares outstanding of the registrant's Common Stock was 30,619,826 since December 31, 2001 the registrant's Common Stock has traded regularly with the lowest closing price of $0.025 representing a $765,495.65 market value to a high closing of $0.040 representing a $1,224,793.00 market valuation. See Item 5.

Documents incorporated by reference: SEE EXHIBIT SCHEDULE



                                TABLE OF CONTENTS


                                     PART I


Item 1.      Business

Item 2.      Description of Properties

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

Item 9.      Directors, Executive Officers, promoters and Control Persons
               Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13      Exhibits and Reports on Form 8-K


                                     PART I

ITEM 1.      BUSINESS

General

2001 represented a year that the company pursued its business model of growing core business operations while seeking acquisition candidates, which met three guiding principles: 1) revenue, 2) technology synergies with SearchHound.com, Inc., and 3) would be stronger if combined with SearchHound.com, Inc. by integrating operations, technology, and management. During 2001, the Company completed six acquisitions, which management and the board of Directors believed met this criteria.

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

Prior to the reverse merger, the Registrant (PAN International Gaming) spent considerable effort and specifically during the period between January 1, 2000 through May 31, 2000 pursuing a reverse merger transaction with Searchound.com 2000 Ltd., and the acquisition of SoloSearch.com, Inc.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal 2000 and prior to June 1, 2000, Pan International was note engaged in operating activities and there were no revenues or business operations.

Immediately following the reverse merger with PAN International Gaming the Company changed its name to SearchHound.com, Inc. effective June 6, 2000.

Searchound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the Searchound.com backbone architecture. The shareholders of Searchound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of Searchound.com 2000, Ltd., stock.

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

SearchHound has its principal offices located in Kansas City, Missouri and is an Internet property that provides a content filtering search engine for the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 1,000,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com.

As an outcome of Search Hound's acquisition of SoloSearch.com on July 11, 2000, SearchHound.com has developed an integrated site with a keyword-bidding feature for sponsored search results to be listed on the top half of the site, while real-time results that are ranked by relevance are listed on the second half of the site. SearchHound is known for developing strong revenue-sharing Affiliate Programs; a newsletter, "HOWL," delivering discounted marketing tools, products and services to its members; and a customizable intelligent search engine software package.

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

The "HOWL" newsletter is sent twice monthly to more than 500,000 recipients. "HOWL" is a content focused creator of e-magazines and e-newsletters. SearchHound receives revenue from advertising earned through agreements and relationships it has with third party advertising brokers and traditional banner advertising. Direct email correspondence to the "opt-in" list is managed directly by SearchHound sending ads to more than one million users. Revenue is generated from advertisers who wish to reach this targeted demographic audience of Webmasters, business owners, and technology oriented group. Approximately 15% of this list is based outside the United States.

SearchHound has enhanced its reputation as a destination for Webmasters by creating affiliate relationships to bring relevant products and services to its registered users and visitors to Searchhound.com. SearchHound has entered into agreements with multiple Internet based businesses that offer critical products and services which are intended to assist the Webmaster or business owner enhance their business model, reach more customers, and improve their likelihood of success. SearchHound resells these products and services either as an affiliate or through a co-branded or private-label agreement. SearchHound incurs little implementation cost and benefits from a revenue sharing partnership.

While the SearchHound.com keyword-bidding model continued to be the company's core business unit the reduction in advertising revenue and traffic of visitors actively utilizing the services management aggressively pursued partnerships and acquisitions.

SearchHound had three fulltime employees, two part-time employees and eleven contract employees as of December 31, 2001. Employee positions represent two senior management, one senior technical, one senior marketing director, and one financial controller. Additional resources such as network administrator/design, customer service, and software programmers are utilized through contract agreements, consulting agreements, and outsource partnerships. SearchHound.com, Inc. maintains a 49% equity position and the option of converting to 100% ownership in JobBankUSA, which has six employees located in Amelia Island, FL.

SearchHound's losses for the year ended December 31, 2001, were approximately $13.6 million of which $12.7 million was non-cash depreciation, amortization and goodwill impairment charges (primarily goodwill associated with the SoloSearch acquisition) and $0.2 million was in common stock issued for services. Therefore, net cash used in operating activities only totaled $175,430 for the year ended December 31, 2001 compared with $263,996 for the year ended December 31, 2000.

Management has devoted substantial attention to growing revenues through acquisitions and in that respect has completed six separate acquisitions during the year ended December 31, 2001:

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

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com for total consideration consisting of a warrant to purchase 150,000 unregistered shares of SearchHound common stock and an earn-out agreement for a period of 24 months following closing. The earn-out is equal to 10% of the net income recorded and collected over the first 18 months and reducing to 5% for the remaining 6 months. The warrant price is set at $0.21 per share, which was equivalent to average trading price over the last 30 days prior to closing. The warrant carries a two-year term commencing on the June 30, 2001 closing date.

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc. for total consideration consisting of the following: 1)a warrant to purchase 350,000 unregistered shares of SearchHound common stock at a price of $0.15 per share and a term of two years,
2) 115,000 unregistered shares of common stock, and 3)earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 18-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Mesia.com, Inc. is based in Reston, Virginia and is considered a leader in direct email marketing via its websites; Mesia.com, Utiopad.com and PortalofOne.com.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of Speak Globally, LLC for total consideration consisting of the following: 1)a warrant to purchase 100,000 unregistered shares of SearchHound common stock at a price of $0.04 per share and a term of two years, 2) 100,000 unregistered shares of common stock, and 3)earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 12-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Speak Globally, LLC is based in Kalamazoo, Michigan and St. Petersburg, Russia and operates as an internet web development company.

Management intends to continue this strategy of growing the company through acquisitions as well as increasing revenues of existing businesses during 2002.

However, management has initiated an overall plan of restructure including improving its balance sheet to be representative of a strong working capital position, minimal debt, current accounts payable and receivables and continue as a timely and fully reporting public entity with the SEC. The Company will likely seek a larger and more financially strong merger/acquisition partner in order to implement this restructure plan on a timely basis, although no potential merger/acquisition candidate has been identified at the current time. Should an acceptable merger candidate pursue an equity relationship with the company, the Board will only consider transactions that would result in a beneficial outcome for the company shareholders. An offer to merge or be acquired would have to be more advantageous for shareholders than continuation of the current operating model to be acceptable to the Board. If such an offer was received then the Board would conduct appropriate due diligence and make a recommendation to shareholders.

In compliance with standards issued on June 30, 2001 by the Financial Accounting Standards Board ("FASB") the valuation process was dramatically rewritten regarding the rules of accounting for business combinations. While it had been known for some time that the pooling of interests accounting treatment for mergers and acquisitions would be eliminated (Statement of Financial Accounting Standards ("SFAS") 141), the Standards also included wholesale modifications to the accounting for goodwill associated with acquisitions under the purchase method of accounting (SFAS 142). SFAS 142 prescribes an impairment review to assess the fair value of goodwill and appropriately adjust the valuation of goodwill if impaired. If reported shareholders' equity exceeds fair value, then further impairment testing must occur that will measure the implied fair value of goodwill.

The FASB noted that goodwill cannot be measured directly, instead, it is a residual amount. In accounting terms, the approach follows the purchase price allocation process used in transactions accounted for under the purchase method. To determine the implied fair value of goodwill, an entity subtracts the fair value of net assets (fair value of all assets minus the fair value of liabilities) from the fair value of the reporting unit. An entity must recognize an impairment loss when the carrying value of the goodwill exceeds its fair value.

Fair value is defined in the Standards as "the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation or sale."

As such, management has determined to take immediate action to come into compliance with these new standards and bring goodwill to the appropriate levels based on an impairment review as of December 31, 2001. As a result, the Company charged off $8,672,493 of goodwill as of December 31, 2001 that it considered "impaired" under existing accounting guidance. Effective January 1, 2002, regular amortization of goodwill will cease and will be replaced by regular "impairment" review and challenge. Unless it is viewed by management that the goodwill needs to be adjusted based on impairment the financials will not receive the historical charge to operations for goodwill amortization subsequent to January 1, 2001. Therefore, the financials will more appropriately reflect the ongoing business operations based on revenue and operating expenses. Furthermore, management has elected to initiate a consolidated restructure of all of its wholly owned subsidiaries integrating necessary enhanced technological improvements, fully functional online capability, necessary marketing development, improved website presence. Once completed, the business is prepared to 1) continue managing and operating each consolidated business unit for the good of the corporation, 2) seek acquisitions that have synergistic business applications which would result in a stronger business model with exponential revenue opportunities, and 3) market the unit to be purchased by a third party.

Such potential sale of any of the businesses operating units is consistent with the Company's business strategy of acquiring undervalued businesses, adding value through integration and management ingenuity, with the goal of increasing significant revenue and or selling such business units generating cash flow to support ongoing business operations.

PLAN OF OPERATION
The Company proposes a restructure comprising of submitting a name change to shareholders of record from SearchHound.com, Inc. to I2 Global, Inc., which better reflects its corporate image of adding value through integration and ingenuity (thus 1 squared) and global which represents the scope of business operations. While the search engine business unit is still an important subsidiary and critical to the businesses overall success it no longer defines the Company and therefore should not be its named entity. Furthermore, the new name of I2 Global eliminates the dot-com element of the Companies name. While the Company continues to operate on an Internet platform it is not limited to that medium and as such discontinuing such reference in its corporate name is appropriate.

SearchHound's core operating business continues as an online enterprise that provides a search engine to the Internet under the trade name of SearchHound.com. SearchHound focuses on providing Websites and Webmasters relevant marketing tools, products and services. The site maintains a targeted email-based member community of more than 1,000,000 Webmasters and a search engine, which provides real-time relevant results. The search engine scours the Internet, other major search engines, as well as the multi-million URLs that have been registered directly with SearchHound.com. Marketing to and contracting with third-party advertisers sending email advertisements to its "opt-in" subscribers continues to be a focus.

During 2001 the company completed the following acquisitions:

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

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com for total consideration consisting of a warrant to purchase 150,000 unregistered shares of SearchHound common stock and an earn-out agreement for a period of 24 months following closing. The earn-out is equal to 10% of the net income recorded and collected over the first 18 months and reducing to 5% for the remaining 6 months. The warrant price is set at $0.21 per share, which was equivalent to average trading price over the last 30 days prior to closing. The warrant carries a two-year term commencing on the June 30, 2001 closing date.

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc. for total consideration consisting of the following: 1)a warrant to purchase 350,000 unregistered shares of SearchHound common stock at a price of $0.15 per share and a term of two years,
2) 115,000 unregistered shares of common stock, and 3)earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 18-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Mesia.com, Inc. is based in Reston, Virginia and is considered a leader in direct email marketing via its websites; Mesia.com, Utiopad.com and PortofOne.com.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of Speak Globally, LLC for total consideration consisting of the following: 1)a warrant to purchase 100,000 unregistered shares of SearchHound common stock at a price of $0.04 per share and a term of two years, 2) 100,000 unregistered shares of common stock, and 3)earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 12-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Speak Globally, LLC is based in Kalamazoo, Michigan and St. Petersburg, Russia and operates as an internet web development company.

The Registrant anticipates substantial increases in operating revenues for fiscal 2002 due to growth in existing businesses and from the recent acquisitions described above. Furthermore, management plans to continue its strategy of growing revenue through acquisitions in the foreseeable future. The Company believes that current growth in existing businesses and considering the effects of such recent acquisitions that revenues for 2001 are substantially increasing and are in-line with operating costs. The Company attempts to utilize its common stock as consideration for making acquisitions and plans to continue this practice in order to minimize cash outlays. However, there can be no assurance that the Company can continue to locate and negotiate acquisitions meeting its overall business plan on a cost effective basis and utilizing stock as consideration.

The Company proposes a restructure comprising of the following divisions:

I2 Global, Inc (proposed name change) will represent the parent company under which there will be nine independent operating units (divisions). You can reach I2 Global at i2global.com.

Media Data Plus, Inc. is in the business of targeted online marketing. Media Data Plus is comprised of multiple, independent, and interchangeable databases commonly known as "lists". These "lists" represent Internet based email addresses and extended demographics from which advertisers can select potential customers to promote their products and services to in the hopes that they will preview and purchase from them. Media Data Plus works on a basis of "opt-in" participation. Customers whose data and information has been provided to Media Data Plus for the purpose of advertising. Privacy policies are in place and strictly adhered to. Media Data Plus is comprised of 1) direct mail, 2) list acquisition, 3) broker, and 4) list management products. Specific list names include SearchHound, Utopiad, Blue Marlin Mail, FreeAirMiles, "HOWL", FastCashOffers, and MoneyMessage. In addition, Media Data Plus has exclusive rights to market lists for MoonFruit.com and StudentMarkets. Media Data Plus continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

Media Enabled Software and Internet Advertising, Inc. (MESIA) is in the online email campaign manager and list management software business. Mesia.com is a developer and provider of online relationship management solutions for companies designed to increase both internal and external competitiveness. The Company's core capabilities include automated email marketing management, employee relationship management, and internal technical asset management. Mesia can be reached at mesia.com. Mesia's Portal of One Customer Marketing Management (CMM) software solutions enable companies to target the right customers through a variety of communication channels, manage email-marketing communications through CampaignManager software, and data-mine the demographic, personal interest, and online behavior of their customers all in real time. Mesia's Portal of One Enterprise Resource Management (ERM) software solutions provides "internal marketing" capabilities to companies that wish to promote more efficient and effective channels of communication between employees across the entire organization, as well as advanced technical inventory management and reporting solutions to promote operational efficiency. MESIA is client friendly software management tool that can be licensed, contracted, or outsourced to and for companies who wish to reach customers with online marketing ads. MESIA is a fully operational business unit and can be reached at http://www.mesia.com. MESIA continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

e-Media Publishing, Inc. e-Media is where the business unit where the "HOWL" newsletter software, publishing tools, database access tools, HTML development reside. E-Media includes all aspects of the "HOWL" online publishing system as well as the "HOWL" "opt-in" database of subscribers of more than 500,000 recipients. E-Media is a fully operational business unit and can be reached at howl.searchhound.com. E-Media continues to seek additional clients, partners, and advertisers. New subscribers continue to enroll everyday. Options to unsubscribe are available and specific privacy policies are in place and strictly adhered to. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

SpeakGlobally, Inc. ("SG") SG is the web development, graphic design, data base management business located in St Petersburg, Russia. In addition, SG provides a full service outsource for language translation. The office, located in St. Petersburg, Russia maintains eight full-time staff and are skilled in all aspects of software development, data design, graphics design, data base management, and Internet deliverables. SG can be reached at speakglobally.com. SpeakGlobally is a fully operational business unit with current and ongoing client agreements. SpeakGlobally continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

Searchound.com 2000 Ltd. Searchound.com represents the original business unit acquired in the reverse merger in June 2000. Searchound.com is a search engine based on a keyword bidding methodology for generating revenue. Searchound.com has been reengineered with new software code, functionality, the intelligent search capability of real-time, relevant results from the SoloSearch Technology business. Searchound.com 2000 Ltd. is a fully operational business unit with current and ongoing operations and revenue streams. Searchound.com continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

SoloSearch Technology, Inc. SoloSearch represents the original business unit acquired following the reverse merger with Searchound.com 2000 Ltd. SoloSearch Technology is the intelligent software, which generates an improved and unmatched search for real-time relevant search results. Refer to Business Operations in Section 1 for more information. SoloSearch Technology is a fully developed application, which can be integrated, customized, and installed as a stand-alone application. SoloSearch Technology continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

Godado.uk.co (Godado). Godado is a United Kingdom based search engine. Godado is an online search engine that has been totally upgraded and enhanced with the SoloSearch Technology for real-time relevant searches as well as integrated with the SearchHound.com "keyword bidding" functionality. Godado can be reached at http://godado.uk.co. Godado is a fully operational business unit with current and ongoing operations and revenue streams. Godado continues to seek additional clients, partners, and customers. In addition, the Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

Consumer Division. The Company's consumer division is comprised of four (4) distinctly different yet synergistic consumer focused website businesses. Each operating unit has a complete business model, website, revenue model, and operating experience. FreeAirMiles (freeairmiles.com) is a fully functioning search engine whereby registered users earn travel credits as an incentive for conducting searches with advertisers who have agreements to pay FreeAirMiles when customers affect direct links to their respective sites. Utopiad (utopiad.com) is an online ecommerce site, specializing in integrated advertising solutions, constructs customized opt-in email campaigns. FastCashOffers (fastcashoffers.com) and MoneyMessage (moneymessage.com) are developmental web properties designed to provide services and products to consumers supported by targeted advertisers.

JobBankUSA and ResumeBroadcaster (JobBank). JobBank represents an investment by the Company to enter the recruiting business whereby it serves the individual job seeker, the recruiter who relies on accessing a database of potential candidates, and employers who desire access a database of candidates. JobBankUSA can be reached at jobbankusa.com and ResumeBroadcaster at resumebroadcaster.com. JobBankUSA.com was developed as a lower cost alternative to traditional means of staffing, recruiting and employee development. All candidates are given access to tools designed to help put together an effective resume and to mount an efficient search for a desired position. Employers are guaranteed a more targeted, less time-consuming search for qualified candidates, thereby saving the employer time and money. Headquartered in Fernandina Beach, Florida, JobBankUSA.com has grown to be one of the Internet's largest and best-known online recruiting site. Since 1995, JobBankUSA.com has provided services to over 5 million job seekers, hiring managers, recruiters and human resource professionals. ResumeBroadcaster provides a marketing vehicle for job candidates to deliver their resume to highly targeted lists of employers and recruiters. As a job candidate, you are able to select from a detailed list of geographical areas and industry classifications that suit your background and requirements. Your resume is then delivered to employers via email according to the selections you have chosen. Employers and recruiters contact you directly according to your instructions. As an employer, you are able to receive resumes by filling out a company profile and selecting the geographical areas and industry classifications in which you wish to receive resumes. Upon submission, you will begin receiving resumes as they are processed according to your selection criteria.

The Company purchased 100% of JobBankUSA and ResumeBroadcaster on March 28, 2001 taking an initial 49% position with a condition on valuation and a subsequent closure to be determined. The Company is considering its position for the balance of JobBankUSA and ResumeBroadcaster including its interest in the businesses. The Company is prepared to market this operating unit to interested acquisition companies who might value purchasing this operating unit and/or assets.

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



ITEM 2.     DESCRIPTION OF PROPERTIES

SearchHound rents approximately 1,500 square feet of office space for its headquarter operations in Kansas City, Missouri. SearchHound intends to relocate its headquarter staff to remote and/or at home offices and to co-locate its computer hardware at more cost effective locations in the Kansas City, Missouri metropolitan area during 2002. Management believes this approach is appropriate, cost effective and will sustain the anticipated business needs related to headcount and equipment for the next fiscal year.


ITEM 3.      LEGAL PROCEEDINGS

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of 2001, through the solicitation of proxies or otherwise.


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

The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the period of June 6, 2000 through December 31, 2000 and for the year ended December 31, 2001. Quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           Quarter		Year          High       Low
           -------		----          ----       ---
             June 		2000         1.656     1.281
             Jul-Sep		2000          1.50       .30
             Oct-Dec 	       	2000	       .45       .16

	     Jan-Mar		2001           .81	 .15
	     Apr-Jun		2001           .75	 .16
             Jul-Sep		2001           .24       .09
             Oct-Dec 	        2001	       .12	.031



As of December 31, 2001 there were approximately 950 holders of record of the Registrant's common stock.

During the period ended December 31, 2000 and the year ended December 31, 2001; the Registrant did not declare or pay any cash dividends. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future.


For the period ended December 31, 2001, the Company issued 8,463,205 shares as follows:

-	1,700,000 unregistered shares were issued to shareholders of Godado UK,
Ltd., FreeAirMiles, Inc., MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com, Mesia.com, Inc. and Speak Globally, LLC in connection with their acquisition as described in Note 3 to the consolidated financial statements.

-	2,000,000 shares were issued to the shareholder of JobBank USA, Inc. for the acquisition of 49% of its common stock as described in Note 5 to the consolidated financial statements.

-	566,658 unregistered shares were issued pursuant to a Private Placement memorandum during the year ended December 31, 2001. Such common shares were issued for cash consideration of $114,900. Certain of the purchasers also received detachable common stock purchase warrants as further described in Note 9 to the consolidated financial statements.

-	2,694,940 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2001. During 2001, the Company filed amendments to its Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered an additional 4,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8, as amended, authorizes the issuance of a maximum of 6,000,000 shares of common stock as of December 31, 2001, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

-	1,291,617 shares of common stock were issued as treasury stock and serves as collateral for a note payable to a creditor as described in Note 7 to the consolidated financial statements.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated statements of operations data for the year ended December 31, 2001 and for the period ended December 31, 2000 are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

								Period from
								inception
					Year ended		(April 11, 2000)
 					December 31, 2001	to December 31,
 								2000


Revenues				$1,103,041		$211,164

Operating expenses:
  Cost of services provided		   423,234		       -
  General and administrative		 1,425,431		 694,221
  Sales and marketing			    42,129		   3,791
  Bad debt expense			    62,628		       -
  Depreciation and amortization		 4,073,668	       1,759,033
  Goodwill impairment charge		 8,672,493		       -
					14,699,583	       2,457,045

Operating loss 			       (13,596,542)	      (2,245,881)

Other expense-interest expense		   (10,083)		  (5,556)
Other income-interest income		       295		       -
Equity in earnings of nonconsolidated
  subsidiary				     5,000		       -

Loss before income taxes	       (13,601,330)	      (2,251,437)

Income taxes					 -		       -

Net loss			      $(13,601,330)	     $(2,251,437)

Basic and diluted net loss per share	    $(0.51)	          $(0.12)

Basic and diluted weighted average common
  shares outstanding			26,532,463	      18,122,312

This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.



RESULTS OF OPERATIONS

The Company generated $1,103,041 of operating revenues during the year ended December 31, 2001. The results of operations for the year ending December 31, 2001 reflect an operating loss of $13,601,330. Included in the loss were $12,746,161 in non-cash depreciation, amortization and goodwill impairment charges (primarily related to the goodwill resulting from the SoloSearch acquisition), and $437,855 in non-cash Common Stock issued for services. Therefore, the cash portion of the year's loss was only $175,430 (as reflected in the Statement of Cash Flows).

The operating losses were attributable to the Company's core business revenue sources and business lines being developed late in fiscal 2000 and early 2001 requiring ongoing investment in technology and deployment. The Company did not have sufficient capital to fully deploy its business lines in 2001, which resulted in less than expected revenue growth. In addition, revenue growth was less than expected because the Company acquired 49% of JobBankUSA during 2001 and was not able to finalize the remaining 51% acquisition as of December 31, 2001. As a result, the Company did not consolidate JobBankUSA for 2001 and instead carried JobBankUSA as an investment under the equity method of accounting as of December 31, 2001.

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002, for total consideration consisting of 2,000,000 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration is subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues prior to March 28, 2002. Total consideration will not exceed 4,000,000 shares nor be less than 2,000,000 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.

Currently, the Company and the Seller do not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquiree reaching the minimum revenue levels specified in the contract. Currently, there is uncertainty as to whether the acquisition of the remaining 51% will occur as scheduled, will occur at all and whether the Company will retain its 49% interest in JobBank USA, Inc. Accordingly, the Company has recorded its investment in JobBank USA, Inc. under the equity method of accounting as of December 31, 2001 as follows:


Acquisition price (2,000,000 shares at $0.63 per share)		$1,260,000
Acquisition costs						5,000

Total consideration paid					1,265,000
Amortization of related goodwill (over 5 years)			(466,680)
Equity in earnings of JobBank USA, Inc.				5,000
Investment in nonconsolidated subsidiary at December 31, 2001	$803,320


Following is summarized financial information extracted from the JobBank USA, Inc. unaudited internal financial statements:

						(Unaudited)
Revenues for the period from March 31, 2001
to December 31, 2001 				$497,000

Total assets as of December 31, 2001		$132,952
Total equity as of December 31, 2001		$44,822

Additional acquisitions completed during 2001 required considerable cash commitments and management attention. Such revenues were not consistently sufficient to cover the Company's operating costs. Cash operating costs were primarily salary and wage related, which is expected to continue.


REVENUE

Revenue for the year ended December 31, 2001 increased to $1,103,041 compared to $222,164 for the year ended December 31, 2000. The increase was primarily the result of increased revenue from the SearchHound.com search engine due to increases in the number of active advertiser accounts. We also had an increase in revenue from our third-party advertising to our opt-in email lists.

OPERATING EXPENSES

Cost of revenues. Cost of Revenues consists primarily of costs associated with and Web site domain registration expenses for clients and related refunds.
Cost of revenues increased to $423,234 for the year ended December 31, 2001. The increase was primarily due to the expansion of the SearchHound.com search engine, increased costs related to our keyword bidding service, and domain registration costs for customers of EarlyBirdDomain.com domain registration service. We anticipate cost of revenues will continue to increase as our traffic, revenue, number of advertisers, and transactions related to domain registration and accessing our opt-in email lists increase.
Sales and Marketing. Sales and marketing expenses consist primarily of 1) payments for a percentage of our revenue from paid click-throughs to our distribution partners as a commission, 2) advertising expenditures for the SearchHound.com search engine advertising campaigns and sponsorships, trade shows and telemarketing and other expenses to attract advertisers to our services, 3) fees to marketing and public relations firms, and 4) payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Almost all of our sales and marketing expenses relate to the SearchHound.com search engine. Our sales and marketing expense was $42,129 for the year ended December 31, 2001 compared to $3,791 for the year ended December 31, 2000. The increase in sales and marketing expense was related primarily to increased amounts paid to distribution partners as a result of increased revenue derived from our contracts with these partners, along with expanding the number of marketing, customer service, and sales employees, and non-cash stock compensation.

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; ; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Additional costs related to designing and maintaining our Web sites and providing the SearchHound.com services, fees paid to outside service providers, credit card processing fees,and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the keyword bidding services and opt-in email lists include salaries of related personnel, payments to consultants, General and administrative expenses were $1,425,431 for the year ended December 31, 2001 compared with $694,221 for the year ended December 31, 2000. The increase in general and administrative expenses was primarily due to increased professional, investor relations, increase in non-cash stock compensation expense, and higher legal and accounting fees partially offset with lower travel and entertainment spending and a decrease in rent and other office expenses. We expect general and administrative expenses to remain at this level and could increase in the future as we expand our staff and incur additional costs related to the growth of our business.
Bad debt expense. Bad Debt expenses were $62,628 for the year ended December 31, 2001 compared with $-0- for the year ended December 31, 2000. The increase was principally attributable to uncollectible receivables related to the FreeAirMiles and Mesia acquisitions during 2001.

Depreciation and Amortization and Goodwill Impairment Expense. Depreciation and Amortization expense recorded for the year ended December 31, 2001 was $4,073,668 compared with $1,759,033 for the year ended December 31, 2000. The increase was principally attributable to depreciation of goodwill related to the acquisition of SoloSearch in June 2000 with 2000 representing a partial year and a full year in 2001. At December 31, 2001 the Company performed an impairment review under existing accounting rules, of all its intangible assets (in particular goodwill) which resulted in an impairment charge to operations of $8,672,493.

Effective January 1, 2002, the Company must implement the new accounting standard, which requires a periodic impairment review on its intangible assets rather than traditional amortization of goodwill. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002. In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. In management's opinion, due to the substantial amount of goodwill and other intangible assets the Company carries on its books, the adoption of these standards will have a significant effect on our financial position and results of operations. However, our cash flows should not be affected.

NET LOSS

As a result of the factors described above, we incurred a net loss of $13,601,330 or ($0.51) per basic and diluted share for the year ended December 31, 2001, compared to a net loss of $2,251,437 or ($0.12) per basic and diluted share for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $175,430 for the year ended December 31, 2001. The net cash used was based on a net loss of $13,601,330 which was offset, primarily by noncash depreciation, amortization and goodwill impairment charges of $12,746,661, noncash stock issuances in lieu of compensation totaling $437,855 and a net decrease in operating assets/liabilities of $181,756.Cash used in operating activities improved by $88,566 when compared to net cash used in operating activities of $263,996 for 2000.

Net cash used in investing activities totaled $27,009 for the year ended December 31, 2001. In 2001, the Company completed acquisitions, which required $11,174 in cash payments primarily for costs of transactions. In addition, we made capital expenditures for equipment totaling $15,835.

Net cash provided by financing activities totaled $245,916 for the year ended December 31, 2001. In 2001, the Company completed a private placement of our common stock with accredited investors. The Company issued 566,658 shares of common stock for gross cash proceeds of $114,900. We also issued the investors 142,942 warrants to purchase our common stock at exercise prices ranging from $0.25 to $0.37 per share. In addition, we received financing cash flows from the issuance of debt $63,539 and cash acquired from acquisitions totaled $81,909
during 2001.   Our principal sources of future liquidity will likely be cash flow from operations because the Company's current low common stock market price renders it difficult to raise funds through the issuance of common stock and debt financing will be difficult given the company's current environment for technology companies.

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. In addition, the Company has incurred substantial operating losses, a working capital deficit and is experiencing negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. As a result, there is uncertainty of future equity or debt funding to fund the Company's upcoming cash flow needs, which raises substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, the sale of certain businesses/operations and improvements in current operations will enable the Company to continue in existence for the upcoming year. However, no assurance can be given that the Company will be successful in raising the necessary capital to fund its operations in order to pay its obligations as they become due and that ultimately it will be successful in implementing its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.


ITEM 7.      FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are the Company's audited consolidated financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2001 SearchHound.com, Inc. dismissed William L. Butcher as its independent accountants. The reports of William L. Butcher on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In the connection with its audits for the two most recent fiscal years and through March 16, 2001, there have been no disagreements with William L. Butcher on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of William L. Butcher would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through December 31, 2001, there have been no reportable events.

The Registrant engaged Clevenger and Haywood CPA, P.C. as its new independent accountants as of March 16, 2001. During the two most recent fiscal years and through March 16, 2001, the Registrant has not consulted with Clevenger and Haywood, CPA, P.C. on any maters and specifically with regard to any items, which concerned the subject matter of a disagreement or reportable event with the former auditor.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

       The directors and executive officers of the Company as of December 31, 2001 were as follows:


       Name                    Age    Position
       ----                    ---    --------

       Dave L. Mullikin        47    President, CEO, Director
       Brad N. Cohen           31    Executive Vice President,
                                      Secretary, Director
       John Flanders           33    Director
       Art Fillmore            54    Director


Dave L. Mullikin was appointed and placed under employment contract as President and Chief Executive Officer of Searchound.com 2000, Ltd. effective April 27, 2000. The Board adopted Mr. Mullikin's contract on July 12, 2000, and he became the President and Chief Executive Officer of SearchHound.com, Inc. and a member of the Board of Directors for the Company.

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

Compliance with Section 16(a) of the Exchange Act

       Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2001 all
       Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10.     EXECUTIVE COMPENSATION

       During the year ended December 31, 2001 and the fiscal period from inception (April 11, 2000) to December 31, 2000, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

Name and
principal
position  	       Year           Salary 	LT/Option Agreement/Stock Bonus
---------     	     --------      ----------   --------------------------------

Dave Mullikin	       	2000        $130,325.00       	-(a)
President/CEO		2001	    $233,910.25       $6,309.95

Brad Cohen	       	2000	    $141,667.00    	-(b)
EVP			2001	     212,500.00       $4,842.27


(a)- The Registrant has determined to delay its intent to implement a Stock Option Plan (the "Plan"), but if such a Plan is pursued it must be approved by the Board and the Shareholders of the Company. The Board has approved the resolution to implement such a plan. It will still require the approval of the Shareholders. It was the intention of the Registrant that Mr. Mullikin shall receive an option to purchase 500,000 shares of Employer common stock at an exercise price equal to the closing price as of December 31, 2001, which was $0.1875, which upon shareholder approval will be the date of grant. The Option was intended to vest in accordance with the following schedule: 125,000 shares on each of February 28, 2001, September 1, 2001, February 28, 2002 and September 1, 2002 (provided Executive remains employed hereunder).

(b)- The Registrant has determined to delay its intent to implement a Stock Option Plan (the "Plan"), but if such a Plan is pursued it must be approved by the Board and the Shareholders of Employer. The Board has approved the company to implement such a plan. It will still require the approval of the Shareholders. It was the intention of the Registrant that Mr. Cohen will receive an option to purchase 500,000 shares of Employer common stock at an exercise price equal to the closing price as of December 31, 2001, which was $0.1875, which upon approval of the shareholders will be the date of grant. The Option was intended to vest in accordance with the following schedule: 125,000 shares on each of October 31, 2000, April 30, 2002, October 31, 2001 and April 30, 2002 (provided Executive remains employed hereunder).

In addition the Company issued pursuant to authorized and in force employment agreements, 100,000 shares of Common Stock to Brad Cohen and 100,000 shares of Common Stock to Dave Mullikin.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers as of December 31, 2001, the information and tables otherwise required by this Item, which relate to such forms of compensation has been omitted. The above noted table reflects compensation received by officers in the form of registered S-8 stock.




BOARD OF DIRECTORS COMPENSATION:

Board of Director duties includes monthly telephone Board calls are held monthly or less often as needed to review operations, financial performance, and Board relevant issues. In addition, non-scheduled telephone conferences are called, as necessary. Quarterly Board telephone meetings are scheduled for as much as one-half day.

EXTERNAL BOARD MEMBERS
Initial Appointment: 25,000 Shares (restricted) and 50,000 Shares (S-8 unrestricted) during years 2000 and 2001. Board compensation beginning 2002 has increased to 50,000 Shares (restricted) per quarter.

Annually: 25,000 shares (restricted) per quarter issued annually in December prorated for the current year. Each Director receives $500 cash (or S-8 stock if cash flows preclude cash payment) for each Quarterly "in person" Board meeting. Actual out-of-pocket travel expenses related to Board activity are reimbursed.

INTERNAL BOARD MEMBERS
Initial appointment: 25,000 Shares (restricted) and 50,000 Shares (S-8 unrestricted) during years 2000 and 2001. No additional compensation.

Annually: 25,000 shares (restricted). Board compensation beginning 2002 has increased to 50,000 Shares (restricted) per quarter.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of December 31, 2001, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name                             Amount / Nature          	     Percent
of Beneficial Owner              of Ownership (1)         	     of Class
-------------------              ----------------         	     --------
Dave L. Mullikin			1,070,065		      3.49%
Brad N. Cohen	-a)			  712,991       	      2.33%
Cohen Capital Technologies		4,850,000		     15.84%
John C. Flanders, Jr.		  	  110,000		       .36%
Art Fillmore, II			  110,000		       .36%
Brett Warner				2,000,000 		      6.53%
Directors/Officers as a group (4)	2,003,056		      6.54%

(a- Brad N. Cohen is a 50% beneficial owner of Cohen Capital Technologies

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


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited Liability Company, for an aggregate of 4,850,000 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound ($2.969 closing price on May 3, 2000) and the $300,000 cash consideration. Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound. Mr. Brad Cohen is an officer and Director of the Company (subsequent to the acquisition) and also was an officer and partial owner of Cohen Capital Technologies, L.L.C. at the time of the acquisition.

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month.

On March 20, 2002, the Company issued demand promissory notes to its two executive officers with a principal balance aggregating $326,377 representing accrued but unpaid wages as of that date. Interest on the notes accrue at a rate equal to the mid-term applicable rate (4.49% as of December 31, 2001). The Company has pledged 19,366,365 shares of common stock (issued and held in treasury) as collateral for the payment of these promissory notes.



ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Exhibits.

Exhibit
Number       Description
------       -----------

2.1*	Stock Purchase Agreement dated January 31, 2001 by and between
SearchHound.com and Godado.UK, Ltd.

2.2*	Stock Purchase Agreement dated March 15, 2001 by and between
	SearchHound.com and FreeAirMiles, Inc.

2.3*	Stock Purchase Agreement dated March 28, 2001 by and between
SearchHound.com and JobBankUSA.com, Inc.

2.4	Stock Purchase Agreement dated June 30, 2001 by and between
SearchHound.com and MoneyMessage, LLC, FastCashOffers.com, LLC, and EarlyBirdDomain.com, LLC.

2.5	Asset Purchase Agreement dated September 28, 2001 by and between
SearchHound.com and the owners of Mesia.com, Inc.

2.6	Asset Purchase Agreement dated December 20, 2001 by and between
SearchHound.com and the owners of Speak Globally, LLC.

3.1* 	Articles of Incorporation

3.2*	By-laws

16.1*	Letter on change in certifying accountant, as previously filed

21.1	Subsidiaries of the Registrant,

23.1	Consent of Clevenger & Haywood CPA, P.C.
 _______________________________________

*   Previously filed with the Commission


 (2) Audited Financial Statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and for the period from inception
              (April 11, 2000) to December 31, 2000.




(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.









                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

2.1*	Stock Purchase Agreement dated January 31, 2001 by and between
SearchHound.com and Godado.UK, Ltd.

2.2*	Stock Purchase Agreement dated March 15, 2001 by and between
	SearchHound.com and FreeAirMiles, Inc.

2.3*	Stock Purchase Agreement dated March 28, 2001 by and between
SearchHound.com and JobBankUSA.com, Inc.

2.4	Stock Purchase Agreement dated June 30, 2001 by and between
SearchHound.com and MoneyMessage, LLC, FastCashOffers.com, LLC, and EarlyBirdDomain.com, LLC.

2.5	Asset Purchase Agreement dated September 28, 2001 by and between
SearchHound.com and the owners of Mesia.com, Inc.

2.6	Asset Purchase Agreement dated December 20, 2001 by and between
SearchHound.com and the owners of Speak Globally, LLC.

3.1*	Articles of Incorporation

3.2*	By-laws

16.1*	Letter on change in certifying accountant

21.1	Subsidiaries of the Registrant

23.1Consent of Clevenger & Haywood CPA, P.C.
 _______________________________________

* 	Previously filed with the Commission

CONSOLIDATED FINANCIAL STATEMENTS



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Report for the year ended December 31, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


April 16, 2002


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           -----------------------------------
Dave Mullikin                             Dave Mullikin
Agent on behalf of the Company            President, CEO


/S/ Brad Cohen
------------------------------
Brad Cohen
Secretary/Treasurer


EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-52404 of SearchHound.com, Inc. on Form S-8 of our report dated April 4, 2002, appearing in this Annual Report on Form 10-KSB of SearchHound.com, Inc. for the period ended December 31, 2001.



/s/ Clevenger & Haywood CPA, P.C.
------------------------------------
    Clevenger & Haywood CPA, P.C.
    Parkville, Missouri








CLEVENGER & HAYWOOD CPA, P.C.
164 South Main
Parkville, Missouri 64152


SEARCHHOUND.COM AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001 AND FOR
THE PERIOD FROM INCEPTION (April 11, 2000)
TO DECEMBER 31, 2000



SEARCHHOUND.com, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2001
THE PERIOD FROM INCEPTION (APRIL 11, 2000)
TO DECEMBER 31, 2000




CONTENTS



INDEPENDENT AUDITOR'S REPORT            		        F-2

CONSOLIDATED BALANCE SHEETS
  December 31, 2001 and 2000                             	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
  Year ended December 31, 2001 and for the
  Period from inception (April 11, 2000) to
  December 31, 2000     				        F-4

CONSOLIDATED STATEMENT OF STOCHOLDERS' EQUITY
  Year ended December 31, 2001 and for the
  period from inception (April 11, 2000) to
  December 31, 2000 				               	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
  Year ended December 31, 2001 and for the
  Period from inception (April 11, 2000) to
  December 31, 2000    			                     	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Year ended December 31, 2001 and for the
  period from inception(April 11, 2000) to
  December 31, 2000 				               	F-9



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SearchHound.com, Inc.


We have audited the accompanying consolidated balance sheet of SearchHound.com, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SearchHound.com, Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As described in note 16 to the consolidated financial statements, the company has incurred substantial operating losses in 2001 and 2000, has a working capital deficit as of December 31, 2001 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 16 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Clevenger and Haywood CPA, P.C.

Parkville, Missouri
April 4, 2002


SEARCHHOUND.com, INC.
and subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS								DECEMBER 31,

							2001		2000
CURRENT ASSETS:
     Cash and cash equivalents				$102,163	$58,686
     Marketable securities-available for sale		  -		  5,000
     Accounts receivable (no reserve for doubtful
      accounts considered necessary)			244,233		206,829
     Related party receivables				 10,183		  4,433
     Other current assets				  -		 10,819
          Total current assets				356,579		285,767

FURNITURE, FIXTURES AND EQUIPMENT, net			171,272		 48,224
INTANGIBLE ASSETS, net				      3,844,719	     15,771,137
INVESTMENT IN NONCONSOLIDATED SUBSIDIARY		803,320		  -
OTHER ASSETS, net					    794		 24,464

TOTAL ASSETS					     $5,176,684	    $16,129,592


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable				       $448,799         $98,078
     Deferred income					  -		140,000
     Note payable-related parties			432,053		432,053
     Notes payable-current maturities			 73,107	 	  -
     Other current liabilities				 15,545		 32,164
          Total current liabilities			969,504		702,295

NOTES PAYABLE						  3,683		  -
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
      authorized; 30,619,826 and 22,156,621 issued,
      respectively					 30,620		 22,157
     Additional paid-in-capital			     20,095,890	     17,720,531
     Accumulated deficit			    (15,852,767)     (2,251,437)
     Treasury stock (1,291,617 shares)			 (1,292)	  -
     Accumulated other comprehensive income (loss)	(68,954)	(63,954)
          Total stockholders' equity		      4,203,497	     15,427,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $5,176,684	    $16,129,592

   The accompanying notes are an integral part of these financial statements.


SEARCHHOUND.com, INC.
and subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 AND FOR THE
PERIOD FROM INCEPTION (April 11, 2000) TO DECEMBER 31, 2000




					Year ended
 					December 31, 2001	Period from
 					inception  to 		December 31,
 					(April 11, 2000) 	2000

Revenues				$1,103,041		 $211,164

Operating expenses:
  Cost of services provided		   423,234	 	        -
  General and administrative		 1,425,431	 	  694,221
  Sales and marketing			    42,129	   	    3,791
  Bad debt expense			    62,628		        -
  Depreciation and amortization		 4,073,668		1,759,033
  Goodwill impairment charge		 8,672,493	    	        -
					14,699,583		2,457,045

Operating loss 			       (13,596,542)    	       (2,245,881)

Other expense-interest expense		   (10,083)	   	   (5,556)
Other income-interest income		       295	   	        -
Equity in earnings of nonconsolidated
  subsidiary				     5,000	   	        -

Loss before income taxes	       (13,601,330)    	       (2,251,437)

Income taxes					 -	   	        -

Net loss			      $(13,601,330)   	      $(2,251,437)

Basic and diluted net loss per share	    $(0.51)	   	   $(0.12)

Basic and diluted weighted average common
  shares outstanding			26,532,463     	       18,122,312




   The accompanying notes are an integral part of these financial statements.

SEARCHHOUND.com, INC.
and subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2001 AND FOR THE
PERIOD FROM INCEPTION (April 11, 2000) TO DECEMBER 31, 2000

						Accumulated  	Total
Common		  Additional			Other 	    	Stockholders
Stock

		  Paid-in	Accumulated	Comp.	Treasury 	   Comp.
							Equity
Shares	  Amount  Capital	Deficit		Income	Stock		  Income
								(Deficit) (Loss)

Initial capital
contributions to
SearchHound.com
2000, Ltd.


13,500,000 $13,500 $2,986,600	$-		$- 	$-	$3,000,100


Reverse acquisition,
exchange of
SearchHound.com 2000 Ltd.
Membership interests

(13,500,000)(13,500)(2,986,600)  - 		- 	-	(3,000,100)


Issuance of common stock
to owners of SearchHound.com
2000, Ltd.

13,500,000   13,500 2,986,600    -		-	-	 3,000,100



Outstanding common stock of
Pan International Gaming, Inc.

5,486,703    5,487   (5,487) 	 - 		- 	- 		-


Issuance of common stock
for acquisition of SoloSearch.com, Inc.

4,850,000    4,850  14,394,800   - 		- 	- 	14,399,650

Issuance of common stock
and warrants in Private Placement,
net of costs


628,619       629     177,555 	 - 		- 	- 	   178,184

Issuance of common stock
for services rendered

915,299	      915    163,839	 - 		- 	- 	   164,754

Common shares surrendered
and cancelled

(3,224,000) (3,224)    3,224 	 - 		- 	- 	   -

Marketable securities
valuation adjustment


-		- 	- 	 - 	 (63,954)	-    (63,954)  $(63,954)

Net loss

-		-	-   (2,251,437)		-	- (2,251,437)(2,251,437)

Total comprehensive
loss

								     (2,315,391)

Balance,
December 31, 2000

22,156,621 22,157  17,720,531 (2,251,437)   (63,954)    -    	     15,427,297

Issuance of common stock
and warrants for investment
and acquisitions

3,700,000   3,700   1,826,075	-		-	-	      1,829,775

Issuance of common stock
and warrants in Private
Placements


566,658	     567     114,333	- 		-	- 		114,900

Issuance of common
stock for services
rendered

2,904,930  2,904     434,951	-		- 	-		437,855

Issuance of common
stock and held in
treasury

1,291,617  1,292	-  	- 		-    (1,292)		   -

Marketable securities
valuation adjustment


					     (5,000)         (5,000)    (5,000)


Net loss

-	  -		-		(13,601,330) - -(13,601,330)(13,601,330)

Total comprehensive
loss

								   $(13,606,330)

Balance, December 31, 2001

$30,619,826 $30,620 $20,095,890      $(15,852,767) $(68,954) $(1,292) $4,203,497


The accompanying notes are an integral part of these financial statements.



SEARCHHOUND.com, INC.
and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001 AND FOR THE
PERIOD FROM INCEPTION (April 11, 2000) TO DECEMBER 31, 2000


						Year ended 	Period from
					 December 31, 2001	inception
								(April 11, 2000)
								to December 31,
								2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss	($13,601,330)	($2,251,437)
    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization		4,076,168	1,759,033
      Goodwill impairment charge		8,672,493		-
      Issuance of common stock for 		  437,855	  164,754
      	services rendered
      Provision for bad debts			   62,628		-
      Equity in earnings of nonconsolidated 	   (5,000)		-
      	subsidiary
    Changes in operating assets and liabilities
    (exclusive of effects of acquisitions):

      Accounts receivable			  (20,508)	  (2,373)
      Related party receivables			   (5,750)	  (4,433)
      Other current assets			   34,489	 (10,819)
      Accounts payable				  330,144	   49,115
      Deferred revenue				 (140,000)		-
      Other current liabilities			  (16,619)	   32,164

  Net cash and cash equivalents used in
   operating activities				 (175,430)	 (263,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of 		  (11,174)	  (41,729)
  	cash acquired
  Purchases of furniture, fixtures & equipment	  (15,835)	  (16,753)
  Prepaid license fees					-	  (26,700)

  Net cash and cash equivalents used in
   investing activities				  (27,009)   	  (85,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial capital contribution		-	      100
  Proceeds from private placement of common stock 114,900	  191,500
  Proceeds from notes payable-related parties		-	   30,000
  Proceeds from notes payable			   63,539		-
  Payments on notes payable			  (14,432)		-
  Cash acquired in acquisitions			   81,909	  199,580
  Transaction costs related to issuance 		-	  (13,316)
  	of common stock

  Net cash and cash equivalents provided by
   financing activities				  245,916 	  407,864

Net increase in cash and cash equivalents	   43,477	   58,686
Cash and cash equivalents at beginning of period   58,686		-

Cash and cash equivalents at end of period	 $102,163	  $58,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest					   $2,918	      $95

    Income taxes				      $ -	      $ -

  Non-cash investing and financing activities:
    Unrealized loss on marketable equity 	   $5,000	  $63,954
    securities

    Issuance of common and held in treasury	   $1,292	      $ -

    Stock issued in Reverse acquisition		     $ -	   $5,486

    Return/cancellation of stock		     $ -	   $3,224

    Stock issued in acquisitions and 	      $1,829,775      $14,399,650
    investments

    Note payable-related party issued in 	     $ -	 $300,000
    acquisitions

    Stock issued in formation of 		     $ -       $3,000,000
    SearchHound.com 2000, Ltd.


The accompanying notes are an integral part of these financial statements.


SEARCHHOUND.com, INC.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM INCEPTION (APRIL 11, 2000) TO DECEMBER 31, 2000


1.  Organization and Basis of Accounting

SearchHound.com 2000, Ltd was a Nevada corporation formed on April 11, 2000, which was merged into Pan International Gaming, Inc. ("Pan International") on June 1, 2000. Pan International, the legal surviving entity of the merger, was incorporated under the laws of the State of Nevada. As a result of the merger, Pan International changed its name to SearchHound.com, Inc. ("SearchHound" or the "Company"). The accounting treatment for this transaction was a "reverse acquisition" (the "Reverse Acquisition"). For accounting purposes, the merger/acquisition has been treated as an acquisition of Pan International by SearchHound.com 2000, Ltd., and as a recapitalization of SearchHound.com 2000, Ltd. The historical financial statements prior to June 1, 2000 are those of SearchHound.com 2000, Ltd. The acquisition of Pan International has been recorded based on the fair value of Pan International's net tangible assets, which were negligible as of the merger date. Since this transaction is in substance, a recapitalization of SearchHound.com 2000, Ltd. and not a business combination, pro forma information is not presented.

As part of the Reverse Acquisition, the SearchHound.com 2000, Ltd. equity interests were converted into 13,500,000 shares of Pan International's common stock. Immediately prior to the Reverse Acquisition, there were 5,486,703 shares of Pan International common stock issued and outstanding.

SearchHound.com 2000, Ltd. was formed on April 11, 2000 to effect the purchase of the intellectual property and website assets representing the SearchHound.com backbone architecture. The shareholders of SearchHound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 13,500,000 shares of stock. The assets acquired in this transaction have been recorded as intangible assets in the balance sheet at cost and are being amortized over their estimated useful economic life of 5 years.

2. Significant accounting policies

Operations

SearchHound has its principal offices located in Kansas City, Missouri and is an internet property that provides a content filtering search engine for the internet under the tradename SearchHound.com. SearchHound has developed an integrated site with a keyword-bidding feature for sponsored search results that are ranked by relevance. In addition, the Company's subsidiaries provide other website and related services that provide a variety of internet services to the public.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; SoloSearch.com, Inc., SearchHound.com 2000, Ltd., MoneyMessage, LLC, FastCashOffers.com, EarlyBirdDomain.com, FreeAirmiles, Inc. and GoDado UK, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company holds a 49% interest in JobBank USA, Inc. as of December 31, 2001, which for financial accounting reporting purposes it carries on the equity method because it does not control JobBank USA, Inc.'s operations or its assets.




Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

At December 31, 2001 and 2000, the Company held Globalnet Financial.com, Inc. common stock as its only marketable security and recorded unrealized losses of $63,954 in the period ended December 31, 2000 and $5,000 in 2001 relative to this security.


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


Intangible Assets

Intangible assets consist of intangible assets acquired in connection with the Company's acquisitions and the intellectual property purchased related to the SearchHound.com architecture backbone as described in Note 1 to the Consolidated Financial Statements. These assets include the intellectual property and related technology acquired as well as amounts representing goodwill, all of which is amortized over an estimated useful life of 5 years.

Total amortization expense related to intangible assets was $4,051,443 and $1,754,848 for the periods ended December 31, 2001 and 2000, respectively.

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

The Company has determined that as of December 31, 2001, there has been an impairment in the carrying value of long-lived assets (primarily goodwill related to the acquisition of SoloSearch-See Note 3) and has reduced the carrying value of its intangible assets to estimated fair value which resulted in a charge off aggregating $8,672,493 during the year ended December 31, 2001 (See Note 12).


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001.

In management's opinion, due to the substantial amount of goodwill and other intangible assets the Company carries on its books and the related amortization, the adoption of these standards will have a significant effect on our financial position and results of operations. However, our cash flows should not be affected.

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

The Company utilizes Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company capitalizes certain internal use software and Website development costs. The estimated useful life of costs capitalized is evaluated for each specific project for amortization purposes. The Company has not capitalized any such costs during the periods ended December 31, 2001 and 2000.

Advertising Costs

Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $37,582 and $3,791 for the periods ended December 31, 2001 and 2000, respectively.

Revenue Recognition

The Company's revenues are derived principally from the sale of keyword advertising, affiliate partnerships, special product offerings and HOWL! Advertisements.

Keyword advertising enables the advertisers to determine their placement within the SearchHound.com search results by placing a bid (the price they pay when a user clicks through to their site) for each keyword search term they select.
The amount of the bid determines the placement of the advertiser's site within the search listings. To establish an account, the advertisers must place a deposit to "pre-pay" for the clickthroughs they will receive from the bidded search listings. Revenue is recognized to the extent of direct setup costs when the account is established and the remainder as the clickthroughs occur.

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

The Company sponsors a twice-weekly email newsletter with the trade name "HOWL!". The Company provides banner advertisement (or text ads) to its advertisers in the HOWL! under contractual agreements based on a rate for the number of "impressions" (number of customer's to which the banner advertisement is made visible) or based on a specified cost-per-click. Revenue is recognized as the service is performed (when the banner advertisement is displayed or the clickthrough occurs).

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

Pan International represents the current and historical income tax reporting entity as a result of the reverse acquisition (Note 1) and has not filed certain required historical tax returns. It is anticipated that when the tax returns are filed, the company will have significant net operating loss carryforwards. Management estimates that the net operating loss carryforward available to the Company at December 31, 2001 exceeds $4.6 million. Approximately $1.55 million of these carryforward losses will be available to the Company to offset future taxable income because of the "over 50% change" in ownership of the Company that occurred in fiscal 2000 which significantly restricts their usage. In addition, all potential deferred tax assets related to the carryforwards and other tax-deferred items have been offset by a valuation allowance at December 31, 2001 and 2000 due to the Company's operating losses and uncertain future operating results. It is the Companies intent to file all required historical tax returns and remain current on a going forward basis.

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

The effect of the recapitalization on the SearchHound.com 2000, Ltd. stockholders has been given retroactive application in the earnings per share calculation. The common shares returned and cancelled have been treated as occurring at the date such shares were originally issued. The common stock issued and outstanding with respect to the pre-merger Pan International shareholders has been included since the effective date of the merger.

Outstanding stock purchase warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical during the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000.

Concentrations and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At December 31, 2001 and 2000, the Company's cash investments are held at primarily one financial institution. In addition, the Company's marketable securities consist primarily of an investment in common stock of an unrelated company and are stated at market value. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Comprehensive Income

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

An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed is as follows:



Purchase price:
	SearchHound common stock issued				   $ 14,399,650
	Cash consideration paid (to be paid Note 7)			300,000
	Acquisition costs						 41,729

	Total purchase price					    $14,741,379

Allocation of purchase price:
	Fair value of tangible assets and liabilities:
	Cash acquired 						       $199,580
	Marketable securities						 68,953
	Accounts receivable						204,456
	Fixed assets							 35,656
	Other assets							    264
	Accounts payable						(48,962)
	Notes payable-related party				       (102,053)
	Deferred revenue					       (140,000)
								      ----------
									217,894

	Intangible assets acquired				     14,523,485
							          --------------
								    $14,741,379


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


							Period from inception
							(April 11, 2000) to
							December 31, 2000
							(unaudited)

	Revenue							$276,202
	Net loss					     $(3,086,616)
	Basic and diluted net loss per share			 $ (0.16)



During 2001, Management reviewed the carrying value of the long-term assets acquired in the SoloSearch acquisition (principally goodwill) and determined that it was impaired which resulted in an impairment charge approximating $8,672,000(Refer to Note 12).

4.  ACQUISITIONS
On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado UK, Ltd. ("Godado") for total consideration consisting of 250,000 unregistered shares of SearchHound common stock. Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 1,235,000 unregistered shares of SearchHound common stock. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com for total consideration consisting of a warrant to purchase 150,000 unregistered shares of SearchHound common stock and an earn-out agreement for a period of 24 months following closing. The earn-out is equal to 10% of the net income recorded and collected over the first 18 months and reducing to 5% for the remaining 6 months. The warrant price is set at $0.21 per share which was equivalent to average trading price over the last 30 days prior to closing. The warrant carries a two-year term commencing on the June 30, 2001 closing date.

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc. for total consideration consisting of the following: 1) a warrant to purchase 350,000 unregistered shares of SearchHound common stock at a price of $0.15 per share and a term of two years,
2) 115,000 unregistered shares of common stock, and 3) an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 18-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Mesia.com, Inc. is based in Reston, Virginia and is considered a leader in direct email marketing via its websites; Mesia.com, Utiopad.com and PortofOne.com.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of Speak Globally, LLC for total consideration consisting of the following: 1) a warrant to purchase 100,000 unregistered shares of SearchHound common stock at a price of $0.04 per share and a term of two years, 2) 100,000 unregistered shares of common stock, and 3)an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 12-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Speak Globally, LLC is based in Kalamazoo, Michigan and St. Petersburg, Russia and operates as an internet-based web development company.

   These acquisitions have been recorded under the purchase method of accounting and, accordingly, the accompanying statements of operations include the operations of the acquired entities from the date of acquisition. An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in these acquisitions follows:

An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for all 2001 acquisitions on a combined basis (no acquisition was individually significant) is as follows:



Purchase price:
	SearchHound common stock issued (1,700,000 shares at
	market value on date of issuance)			$ 502,775
	SearchHound common stock purchase warrants issued
	(600,000 shares at estimated fair value on
	date of issuance)					   67,000
	Earn-out agreements 						-
	Acquisition costs					    6,174
								 ---------
	Total purchase price					 $575,949

Allocation of purchase price:
	Fair value of tangible assets and liabilities:
	Cash acquired 						  $81,909
	Accounts receivable					   79,524
	Fixed assets						  131,938
	Accounts payable					  (20,577)
	Notes payable						  (27,683)
								  --------
								  245,111

	Intangible assets acquired				  330,838
								 ---------
								 $575,949

As of December 31, 2001, there were no amounts due and payable relative to the acquisition earn-out agreements. Additional consideration relative to the earn-out agreements will be recorded at the time the amounts are earned.

5.  INVESTMENT IN NONCONSOLIDATED SUBSIDIARY

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002, for total consideration consisting of 2,000,000 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration is subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues prior to March 28, 2002. Total consideration will not exceed 4,000,000 shares nor be less than 2,000,000 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.

Currently, the Company and the Seller do not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquiree reaching the minimum revenue levels specified in the contract. Currently, there is uncertainty as to whether the acquisition of the remaining 51% will occur as scheduled, will occur at all and whether the Company will retain its 49% interest in JobBank USA, Inc. Accordingly, the Company has recorded its investment in JobBank USA, Inc. under the equity method of accounting as of December 31, 2001 as follows:


Acquisition price (2,000,000 shares at $0.63 per share)		     $1,260,000
Acquisition costs							  5,000

Total consideration paid					      1,265,000
Amortization of related goodwill (over 5 years)			       (466,680)
Equity in earnings of JobBank USA, Inc.		5,000
Investment in nonconsolidated subsidiary at December 31, 2001	       $803,320


Following is summarized financial information extracted from the JobBank USA, Inc. unaudited internal financial statements:

						(Unaudited)
Revenues for the period from
March 31, 001 to December 31, 2001
						$497,000
Net income for the period from
March 31, 2001 to December 31, 2001
						$ 10,000

Total assets as of December 31, 2001		$132,952
Total equity as of December 31, 2001		$ 44,822



6.  Furniture.

Furniture, fixtures and equipment
consists of the following:
						     December 31,
						2001		2000
Computer equipment and software			$165,912	$38,332

Furniture and fixtures				  30,083	  9,890

Leasehold improvements				   4,187	  4,187
						---------	-------
						 200,182	 52,409

Less accumulated depreciation and amortization	 (28,910)	 (4,185)

						$171,272	$48,224



7.  Notes payable

							    December 31,
Notes payable-related party:				2001		2000
Note payable					   $  30,000	     $30,000
Consideration due related to
SoloSearch acquisition
						     300,000 	     300,000
Note payable					     102,053	     102,053
						   ---------       ---------
Total notes payable-related party		   $ 432,053	   $ 432,053

Notes payable
Note payable-trade creditor			   $  63,539	   $       -
Note payable-equipment vendor			      13,251		   -
		76,790
Less current maturities				     (73,107)		   -
Notes payable (long-term due in 2003) 		     $ 3,683	   $       -

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and is now on a demand basis.

Amounts due to related party in the amount of $300,000 as of December 31, 2001 and 2000 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch (see Note 3). Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised.

The $102,053 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (6.5% and 8.5% at December 31, 2001 and 2000, respectively) and is due on demand. This note was assumed as part of the SoloSearch acquisition (Note 3).

The note payable-trade creditor bears interest at a variable rate equivalent mid-term applicable Federal rate (4.49% at December 31, 2001), and is due on demand. The Company issued 1,291,617 shares of restricted common stock as collateral for the note, which are held in treasury at December 31, 2001.

The note payable-equipment vendor bears interest at 15.9% and is due June 2003. The computer equipment acquired with the financing agreement serves as collateral for the obligation.

All of the notes payable-related party become due within the next year.

8.  Stockholders' equity

Common stock issuances

For the year ended December 31, 2001, the Company issued 8,463,205 shares of its common stock as follows:

-	1,700,000 unregistered shares were issued to shareholders of Godado UK,
Ltd., FreeAirMiles, Inc., MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com, Mesia.com, Inc. and Speak Globally, LLC in connection with their acquisition as described in Note 3 to the consolidated financial statements.
-	2,000,000 shares were issued to the shareholder of JobBank USA, Inc. for the acquisition of 49% of its common stock as described in Note 5 to the consolidated financial statements.
-	566,658 unregistered shares were issued pursuant to a Private Placement memorandum during the year ended December 31, 2001. Such common shares were issued for cash consideration of $114,900. Certain of the purchasers also received detachable common stock purchase warrants as further described in Note 9 to the consolidated financial statements.
-	2,694,940 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2001. During 2001, the Company filed amendments to its Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered an additional 4,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8, as amended, authorizes the issuance of a maximum of 6,000,000 shares of common stock as of December 31, 2001, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.
-	1,291,617 shares of common stock were issued as treasury stock and serves as collateral for a note payable to a creditor as described in Note 7 to the consolidated financial statements.

For the period ended December 31, 2000, the Company issued 25,380,621 shares of its common stock as follows:

-	13,500,000 unregistered shares were issued to former shareholders of
SearchHound.com 2000 Ltd. In connection with the reverse acquisition dated June 1, 2000 as described in Note 1 to the consolidated financial statements. In addition, as of the date of the reverse acquisition there were 5,484,330 shares of Pan International common shares outstanding which remain outstanding at December 31, 2000.
-	5,486,703 shares were outstanding as of the merger date (June 1, 2000)
with Pan International as described in Note 1 to the consolidated financial statements.
-	4,850,000 unregistered shares were issued to the shareholders of
SoloSearch on July 11, 2000 as described in Note 3 to the consolidated financial statements
-	628,619 unregistered shares were issued pursuant to a Private Placement memorandum during the period ended December 31, 2000. Such common shares were issued for cash consideration. Certain of the purchasers also received detachable common stock purchase warrants as further described in Note 9 to the consolidated financial statements.
-	915,299 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2000. On December 21, 2000, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission wherein it registered 1,500,000 shares of the Company's common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

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

During the period ended December 31, 2000 the Company recorded the return and cancellation of 3,224,000 shares from a shareholder of the Company. The shares were returned/cancelled to settle a contractual dispute regarding the shareholder's inability to raise required capital and other requirements contained in the Reverse Acquisition agreement. The shareholder has committed to return a total of 5,000,000 shares for which the Company would acknowledge and agree to the repayment of approximately $300,000 in capital the shareholder previously raised. As a result of the shareholder's failure to return the balance of 1,876,000 shares, the Company has withdrawn its offer to repay the $300,000. The Company has recorded the return/cancellation of stock at the consideration given which is the share's par value.

9.  Common stock purchase warrants

During the periods ended December 31, 2001 and 2000, the Company, in conjunction with the private placement of common stock, granted detachable warrants to purchase shares of its common stock. In addition, during 2001, the Company granted warrants to purchase shares of its stock in connection with the acquisition of certain businesses (see Note 4). All warrants are exercisable at December 31, 2001. The following table summarizes activity about all of the Company's warrants outstanding at December 31, 2001:

Warrant     Expiration 	    Outstanding Issued Exercised   Expired  Outstanding
exercise    date	    December 31,       		            December 31
price			    2000				    2001

$0.59	    August 2003	    16,863	  -	  -	    -	    16,863
$0.53	    September 2003  9,434	  -	  -	    -	     9,434
$0.55	    August 2003	    27,272	  -	  -	    -	    27,272
$0.48	    September 2003  41,668	  -	  -	    -	    41,668
$0.30	    September 2002  160,000	  -	  -	    -	   160,000
$0.25	    March 2004	    -   	  88,888  -	    -	    88,888
$0.37	    March 2004	    -		  54,054  -	    -	    54,054
$0.21	    June 2003	    -		  150,000 -	    -	   150,000
$0.15	    September 2003  -		  350,000 -	    -	   350,000
$0.04	    December 2003   -		  100,000 -	    -	   100,000
			---------------------------------------------------
			    255,237	  742,942 -	    -	   998,179

10.  Income tax provision

     The income tax provision for the periods ended December 31, 2001 and 2000 consists of the following:

				2001	2000
	Current			$ -	$ -
	Deferred		  -	  -

	Income tax provision	$ -	$ -


The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

								2001	2000

	Federal statutory tax rate				(34.0)%	(34.0)%
	State and local taxes net of Federal tax effect		 (5.8)	 (4.0)
	Intangible assets amortization		                 10.1	 22.0
	Intangible asset charge-off				 21.7	    -
	Valuation allowance on deferred tax asset		  8.0	 16.0

	Effective tax rate					   - %	   - %

     The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:


							2001	    2000

	Net operating loss carryforward		  $1,755,000  $1,468,000
	Valuation allowance on net deferred       (1,755,000) (1,468,000)
	tax asset

	Deferred tax asset, net				$  -	    $  -

The Company has provided for full valuation allowances on the net deferred tax assets due to the uncertainty of whether the Company will generate sufficient future taxable income and the restriction on the usage of pre-merger net operating loss carryforwards. The Company has increased its valuation allowance on deferred tax assets by $287,000 during 2001.

At December 31, 2001, the Company has estimated net tax operating loss carryforwards in excess of $4,600,000 available, subject to certain restrictions, to offset future income tax liabilities, if any. The carryforward losses expire in the year's 2011 through 2016 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Approximately $3,070,000 of these carryforwards were generated by Pan International prior to the reverse acquisition and, accordingly, are subject to significant restriction pursuant to the Internal Revenue Code whenever a more than 50% change in ownership has occurred.

11.  Related party transactions

The Company has incurred interest expense aggregating $10,083 and $870 during the periods ended December 31, 2001 and 2000, respectively, in connection with obligations to related parties as described in Note 7 to the consolidated financial statements.

The Company has incurred license fee expense aggregating $-0- and $2,500 during the periods ended December 31, 2001 and 2000, respectively, in connection with the Neural Technologies, LLC license agreement as described in Note 13.

12.  Goodwill impairment charges

In conjunction with the company's ongoing review of its businesses, certain assets (including goodwill) are reviewed for impairment pursuant to the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As a result of this review, a goodwill impairment charge of $8,672,493 was recorded during 2001, related primarily to the SoloSearch operations acquired in July 2000. SoloSearch was acquired for an aggregate of 4,850,000 shares (valued at $2.969 per share at the acquisition date) of restricted common stock and $300,000 cash. The Company has not had sufficient working capital necessary to fully deploy the SoloSearch software and the related revenue has been substantially less than expectations. In addition, general market conditions have deteriorated for SoloSearch which has led management to reconsider its overall strategy with respect to SoloSearch. Management's strategy is to continue deploying the SoloSearch software on a limited basis while it markets the SoloSearch software for a possible sale to an outside party. The timing of a sale, if any, is not reasonably predictable given current market conditions and other technology factors.

A summary of goodwill as of December 31, 2001 and 2000 follows:

						     December 31
						2001		2000
Goodwill 				 $17,854,324	 $17,523,485
Accumulated amortization		  (5,337,112)	  (1,752,348)
Goodwill impairment charge		  (8,672,493)	    	   -
					------------------------------
Goodwill, net				  $3,844,719	 $15,771,137


13.  Commitments and contingencies

Leases:

The Company has entered into leases for office space, office equipment and computer equipment all of which expire in 2002. At December 31, 2001, the Company's office lease required monthly payments of $1,100 through June 30, 2002 at which time it converts to a month-to-month lease subject to a 30-day advance written termination notice.

Total rent expense for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000 was $27,006 and $34,230,
respectively.

Employment agreements:

The Company entered into employment agreements with 2 executives during the period ended December 31, 2000. The agreements cover initial terms of 12 and 24 months with automatic 12-month renewal periods thereafter. Each of the agreements are substantially identical and provide for a base salary, customary benefits, noncompetition covenants, nondisclosure provisions and salary continuation provisions upon termination without cause (as defined). In addition, the agreements provided for the issuance of an aggregate of 200,000 shares of common stock upon signing the agreement.

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

During 2001, the Company exercised its rights to cancel the agreement and charged off the remaining prepaid license fee of $24,200 net of the related obligation of the same amount.

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

14.  Segment and geographic information

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in a number of principal business-to-consumer (b2c) and business-to-business (b2b) segments globally.

In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. The Company does not allocate any operating costs separately to its segments as management does not use this information to measure the performance of the operating segments. Management reviews revenues generated by each segment and does not believe that allocating these operating expenses is material in evaluating the segment's performance.

Summarized information by segment for the year ended December 31, 2001 and for the period ended December 31, 2000, as excerpted from the internal management reports, is as follows:





						2001		2000
Keyword advertising			    $665,003	     $24,303
Special product offerings		      50,126	      40,991
Affiliate partnership	387,912	35,622
Website banner advertising			-0-	       4,992
Solosearch customization                	-0-	     105,256
					-----------------------------
					  $1,103,041	    $211,164



Enterprise-wide information is to be provided in accordance with SFAS 131. Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country or geographic area accounted for more than 10% of net revenues for the year ended December 31, 2001 and for the period ended December 31, 2000.


15.  Subsequent events

On January 17, 2002, the Company was notified that it had been awarded an arbitration ruling, which totaled $123,253 plus post judgment interest at 6.25%. The binding arbitration ruling was awarded to the Company as a result of monetary damages it incurred as a result of Globalnet Financial.com's refusal to honor the demand registration rights related to common stock of Globalnet Financial.com owned by the Company. The Company must pay certain legal and administrative costs approximating $65,000 from the proceeds of the award. Currently, the Company is pursuing the collection of the award and will record the related income when collection is assured.

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month.

On March 20, 2002, the Company issued demand promissory notes to its two executive officers with a principal balance aggregating $326,377 representing accrued but unpaid wages as of that date. Interest on the notes accrue at a rate equal to the mid-term applicable rate (4.49% as of December 31, 2001). The Company has pledged 19,366,365 shares of common stock (issued and held in treasury) as collateral for the payment of these promissory notes.

16.  Going Concern

The Company is engaged in new operations and is attempting to implement its business plan, which includes rapid growth requiring external sources of equity or debt funding to meet its current and anticipated obligations. In addition, the Company has incurred substantial operating losses, a working capital deficit and is experiencing negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. As a result, there is uncertainty of future equity or debt funding to fund the Company's upcoming cash flow needs, which raises substantial doubt about the ability of the Company to continue as a going concern. The Company has historically raised capital through external equity funding and related party debt financing however there can be no assurance that such funding will continue in the future. The Company anticipates that raising additional working capital through private equity placement initiatives, the sale of certain businesses/operations and improvements in current operations will enable the Company to continue in existence for the upcoming year. However, no assurance can be given that the Company will be successful in raising the necessary capital to fund its operations in order to pay its obligations as they become due and that ultimately it will be successful in implementing its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

*************************