Form 10QSB
period 2002-03-31
SEARCHHOUND COM INC
filed 2002-05-20
CIK 791115

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the Quarterly Period Ended March 31, 2002

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


                           200 Main Street Suite 305
                            Kansas City, MO 64105
                    (Address of principal executive offices)
                                   (Zip Code)



Registrant's telephone number, including area code:       (816) 960-3777 ext. 20

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

As of May 20, 2002, an aggregate of 47,569,826 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  NO X

					INDEX

PART I FINANCIAL INFORMATION..........................................1

     Item 1. Financial Statements.....................................2

          Consolidated Balance Sheet as of December 31, 2001 and
          March 31, 2002 (unaudited)                     ...........2-3

          Consolidated Statements of Operations for the quarter ended
          March 31, 2002 and March 31, 2001(unaudited)   ...........3-4

          Consolidated Statements of Cash Flows for the quarter ended
          March 31, 2002 and March 31, 2001 (unaudited)   ..........4-5

          Notes to Consolidated Financial Statements (unaudited)....5-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................8-13

PART II OTHER INFORMATION............................................13

     Items 1 Legal proceedings.......................................13
     Items 2 Changes in securities and use of proceeds...............14
     Items 3 Defaults Upon Senior Securities.........................14
     Items 4 Submission of matters to a vote of security holders.....14
     Items 5 Other information.......................................14
     Items 6 Exhibits and reports on Form 8-K........................15


		CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report 10-QSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WHICH MAY INVOLVE RISKS AND UNCERTAINTIES OR DEAL WITH POTENTIAL FUTURE CIRCUMSTANCES AND DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS OR FUTURE EXPERIENCE MAY DIFFER SIGNIFICANTLY FROM THE RESULTS OR POTENTIAL DEVELOPMENTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY HAS ATTEMPTED TO IDENTIFY CERTAIN OF THE FACTORS
THAT IT CURRENTLY BELIEVES MAY CAUSE ACTUAL FUTURE EXPERIENCE AND RESULTS TO DIFFER FROM ITS CURRENT EXPECTATIONS REGARDING THE RELEVANT MATTER OR SUBJECT AREA. FACTORS THAT MIGHT CAUSE THIS DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED IN THIS BUSINESS SECTION INCLUDING "ADDITIONAL RISK FACTORS AFFECTING FUTURE PERFORMANCE" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS."

						PART 1

ITEM 1. FINANCIAL STATEMENTS


				        SEARCHHOUND.COM, INC.
				    CONSOLIDATED BALANCE SHEET
			  DECEMBER 31, 2001 AND MARCH 31, 2002 (unaudited)


						       DECEMBER 31,    March 31,
							  2001           2002

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents			       $102,163     	$ 33,089
     Marketable securities-available for sale		      -		       -
     Accounts receivable (no reserve for doubtful
      accounts considered necessary)			244,233		 273,843
     Related party receivables				 10,183		  10,183
          Total current assets				356,579		 327,115

FURNITURE, FIXTURES AND EQUIPMENT, net			171,272		 165,091
INTANGIBLE ASSETS, net				      3,844,719	       3,694,719
INVESTMENT IN NONCONSOLIDATED SUBSIDIARY	        803,320		       0
OTHER ASSETS, net					    794		     794

TOTAL ASSETS					     $5,176,684	      $4,177,719

IABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable				       $448,799        $ 242,910
     Note payable-related parties			432,053		 757,421
     Notes payable-current maturities			 73,107	 	  74,949
     Other current liabilities				 15,545		  18,704
          Total current liabilities			969,504	       1,093,984

NOTES PAYABLE  						  3,683		   1,841
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
      authorized; 30,619,826 and 30,619,826 issued,
      respectively					 30,620      	  30,620
     Additional paid-in-capital		    	     20,095,890	      20,095,890
     Accumulated deficit			    (15,852,767)
     (16,974,370)
     Treasury stock (1,291,617 shares)			 (1,292)
     (1,292)
     Accumulated other comprehensive income (loss)	(68,954)
     (68,954)
          Total stockholders' equity		      4,203,497        3,081,894

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $5,176,684	      $4,177,719

   The accompanying notes are an integral part of these financial statements.
						SEARCHHOUND.COM, INC.
					CONSOLIDATED STATEMENT OF OPERATIONS
					    FOR THE THREE MONTHS ENDED
			 	MARCH 31,2001 and MARCH 31,2002 (unaudited)

						  	2001		 2002

Revenues					       $186,645         $166,887

Operating expenses:
  Cost of services provided		   	 	  -		 114,155
  General and administrative		 		294,431          211,510
  Sales and marketing			    	     	 32,759              175
  Depreciation and amortization		 	  	880,014          156,181
  Impairment charge on investment
  in nonconsolidated subsidiary					         803,320

	Total operating expenses		      1,207,204        1,285,341

Operating loss 			       		     (1,020,559)
(1,118,454)

Other expense-interest expense		   	  	 (3,032)         (3,159)
Other income-interest income		       	      	                      10

Loss before income taxes	       		    $(1,023,591)     (1,121,603)

Income taxes					 	     -		      -

Net loss			    		     $(1,023,591)   $(1,121,603)

Basic and diluted net loss per share	                  $(0.04)        $(0.04)

Basic and diluted weighted average common
  shares outstanding				     22,879,597       30,619,826

 The accompanying notes are an integral part of these financial statements.

						SEARCHHOUND.COM, INC.
					CONSOLIDATED STATEMENT OF CASH FLOWS
			                     FOR THE THREE MONTHS ENDED
			             MARCH 31,2001 and MARCH 31,2002 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:			2001		2002

  Net loss				            ($1,023,590)   ($1,121,603)
    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization		       880,014         156,181
      Impairment charge on investment
      in nonconsolidated subsidiary				       803,320
      Issuance of common stock for 		  	80,205
      	services rendered

    Changes in operating assets and liabilities
    (exclusive of effects of acquisitions):

      Accounts receivable			       (93,024)        (29,610)
      Accounts payable				        65,089         119,479
      Other current liabilities	            	       (23,670)          3,159

  Net cash and cash equivalents used in
   operating activities				      (114,976)        (69,074)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash paid for business acquisitions	      (11,174)

  Net cash and cash equivalents used in
   investing activities				      (11,174)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash acquired from business acquisitions	       121,721
      Cash proceeds from private placement of
      	common stock, net of costs			85,000

  Net cash and cash equivalents provided by
   financing activities				       206,721


Net increase in cash and cash equivalents	        80,571         (69,074)

Cash and cash equivalents at beginning of period      $	58,686        $102,163

Cash and cash equivalents at end of period	      $139,257        $ 33,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the quarter for:

Noncash financing/investment activities:

	Related party notes payable		    $	-       $      325,368

The accompanying notes are an integral part of these financial statements.

				SEARCHHOUND.COM, INC. and subsidiaries
			    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		FOR THE THREE MONTHS ENDED MARCH 31,2001 and 2002 (unaudited)

1. Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the SEC. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2002 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

2.  Notes payable-related party

Note payable 						$ 30,000
Consideration due related to SoloSearch acquisition      300,000
Brad N. Cohen						 147,030
Dave L. Mullikin					 178,338
Note payable                                             102,053
                                                       ----------
                                                       $ 757,421
                                                       ==========

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note is due on September 30, 2001 and bears interest at 11.5%. Amounts due to related party in the amount of $300,000 as of September 30, 2001 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch . Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised. The combined notes to Officers totaling $325,368 was issued on March 20, 2002 and is secured by a pledge agreement backed by 15,000,000 shares issued during May 2002 in the name of SearchHound.com, Inc. but held by the note holders. The Company issued the demand promissory notes to its two executive officers as consideration for accrued but unpaid wages as of that date.

3. Legal matters

The Company has been sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company must respond to the suit by May 21, 2002, and intends to file a Counterclaim at that time. In the Counterclaim, the Company will claim that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete. While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership. The Company has reviewed the carrying value of its investment in JobBankUSA as of March 31, 2002, and given the unpredictable nature of any litigation has determined that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. The resulting impairment charge totaled $803,320 which was recorded during the three months ended March 31, 2002.

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

Certain other claims, suits and complaints arising in the normal course with respect to the Company's services may have been filed or are pending against the Company and its subsidiaries. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

5. Related Party Transactions

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $15,402.00 for the three months ended March 31, 2002.

6. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $965,000 per quarter of goodwill related to acquisitions of businesses that occurred in 2000 and 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment has been adopted beginning January 1, 2002. SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The effect of the adoption of these standards was the cessation of amortization on goodwill arising from business combinations which resulted in a reduction in amortization expense approximating $726,174 for the three months ended March 31, 2002.

7.  Subsequent events

On April 21, 2002, the Company received notice that it was being sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company must respond to the suit by May 21, 2002, and intends to file a Counterclaim at that time. In the Counterclaim, the Company will claim that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete.
While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership.

On April 30, 2002, the Company attempted to hold an annual Shareholders meeting at its headquarter's operation only to find that the required quorum was not present. The Company is in the process of refiling its 14A Proxy with the SEC and plans to hold its Shareholder meeting in the very near future.

On May 6th, 2002, the Company issued 15,000,000 shares of restricted common stock as required under the Notes to Officers totaling $325,368 which was issued on March 20, 2002. These shares represent the underlying collateral of a pledge agreement and are issued in the name of SearchHound.com, Inc. (treasury stock) but held by the note holders.

8.  Going Concern

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


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated statements of operations data for the quarter ended March 31, 2002 and for the period ended March 31, 2001 are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-QSB.
						         Quarter ended March 31,
 							   2001           2002

Revenues					       $186,645         $166,887

Operating expenses:
  Cost of services provided		   	 	  -		 114,155
  General and administrative		 		294,431          211,510
  Sales and marketing			    	     	 32,759              175
  Depreciation and amortization		 	  	880,014          156,181
  Impairment charge on investment
  in nonconsolidated subsidiary					         803,320

	Total operating expenses		      1,207,204        1,285,341

Operating loss 			       		     (1,020,559)     (1,118,454)

Other expense-interest expense		   	  	 (3,032)         (3,159)
Other income-interest income		       	      	                      10

Loss before income taxes	       		    $(1,023,591)     (1,121,603)

Income taxes					 	     -		      -

Net loss			    		     $(1,023,591)   $(1,121,603)

Basic and diluted net loss per share	                  $(0.04)        $(0.04)

Basic and diluted weighted average common
  shares outstanding				     22,879,597       30,619,826


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

RESULTS OF OPERATIONS

The Company generated $166,887 of operating revenues during the quarter ended March 31, 2002. The results of operations for the quarter ending March 31, 2002 reflect an operating loss of $1,118,454.

The operating losses were attributable to the Company's operating business units generating lower revenue while certain fixed costs and minimum operating expenses exceeded gross margins. The Company did not have sufficient capital to fully deploy and invest in required sales and marketing for its business lines during the period through March 31, 2002, which resulted in less than expected revenue growth. In addition, revenue growth was less than expected because the Company acquired 49% of JobBankUSA during 2001 and as a result of the subsidiary's failure to consolidate its operations into the Company. As a result, the Company did not consolidate JobBankUSA for 2002 and instead carried JobBankUSA as an investment under the equity method of accounting as of December 31, 2001 and as of March 31, 2002. Currently, the Company and the Seller do not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquiree reaching the minimum revenue levels specified in the contract and litigation has been asserted to resolve this disagreement. Currently, there is uncertainty as to whether the acquisition of the remaining 51% will occur as scheduled, will occur at all and whether the Company will retain its 49% interest in JobBankUSA USA, Inc. Accordingly, the Company continues to record its investment in JobBankUSA USA, Inc. under the equity method of accounting as of March 31, 2002. On April 21, 2002, the Company received notice that it was being sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company must respond to the suit by May 21, 2002, and intends to file a Counterclaim at that time. In the Counterclaim, the Company will claim that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete. While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership.

REVENUE

Revenue for the quarter ended March 31, 2002 decreased to $166,887 compared to $186,645 for the quarter ended March 31, 2001. The decrease was primarily the result of decreased revenue from the SearchHound.com search engine due to reduction in the number of active advertiser accounts. This reduction was partially offset by an increase in revenue from our third-party advertising to our opt-in email lists.

OPERATING EXPENSES

Cost of revenues. Cost of Revenues consists primarily of costs associated with commissions paid for third-party list brokers. Cost of revenues increased to $114,155 for the quarter ended March 31, 2002. The increase was primarily due to the increased emphasis on data base management of opt-in email lists. We anticipate cost of revenues will continue to increase as our emphasis on email campaigns and access to our opt-in email lists increase.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures for the SearchHound.com search engine advertising campaigns and sponsorships, trade shows and telemarketing and other expenses to attract advertisers to our services, 3) fees to marketing and public relations firms, and 4) payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Almost all of our sales and marketing expenses relate to third-party list brokers and promotion of the SearchHound.com search engine. Our sales and marketing expense was $175 for the quarter ended March 31, 2002 compared to $32,759 for the quarter ended March 31, 2001. The decrease in sales and marketing expense was related primarily to decreased amounts paid to distribution partners as a result of decreased revenue derived from our contracts with these partners, along with a reduction in the number of marketing, customer service, and sales employees.

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Additional costs related to designing and maintaining our Web sites and providing the SearchHound.com services, fees paid to outside service providers, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the keyword bidding services and opt-in email lists include salaries of related personnel, payments to consultants, General and administrative expenses were $211,510 for the quarter ended March 31, 2002 compared with $294,431 for the quarter ended March 31, 2001. The decrease in general and administrative expenses was primarily due to decreased professional, investor relations, decrease in non-cash stock compensation expense, and lower legal and accounting fees, lower travel and entertainment spending and a decrease in rent and other office expenses. We expect general and administrative expenses to remain at this level.

Depreciation and Amortization and Impairment Expense. Depreciation and Amortization expense recorded for the quarter ended March 31, 2002 was
$156,181 compared with $880,014 for the quarter ended March 31, 2001. The decrease was principally attributable to changes in recording amortization of goodwill pursuant to SFAS Nos. 141 & 142. SFAS No. 141 & 142 was adopted by SearchHound on January 1, 2002 and required the Company to cease amortization of goodwill arising from business combinations and replace it with a periodic impairment review to determine the appropriate carrying value of such goodwill. Accordingly, substantially all goodwill amortization ceased on January 1, 2002 which served to reduce amortization expense for the quarter ended March 31, 2002. Acquired intangibles such as the SearchHound backbone architecture are still subject to amortization expense which resulted in $150,000 of amortization
during the quarter ended March 31, 2002.   In addition, the Company has reviewed
the carrying value of its investment in JobBankUSA as of March 31, 2002 under existing accounting guidance and determined that an "other than temporary" decline in market value has occurred because of the pending litigation. Management has determined that given the unpredictable nature of any litigation that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. At March 31, 2002 the Company recorded an impairment charge of $802,320 related to its investment in JobBankUSA.com. These matters were the primary reasons depreciation and amortization expense decreased significantly during the three months ended March 31, 2002 as compared to 2001 and the impairment charges increased.

NET LOSS

As a result of the factors described above, we incurred a net loss of $1,121,603 or ($0.04) per basic and diluted share for the quarter ended March 31, 2002, compared to a net loss of $1,023,591 or ($0.04) per basic and diluted share for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $69,074 for the quarter ended March 31, 2002.

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

Part 2 OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company has been sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company must respond to the suit by May 21, 2002, and intends to file a Counterclaim at that time. In the Counterclaim, the Company will claim that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete. While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership. The Company has reviewed the carrying value of its investment in JobBankUSA as of March 31, 2002, and given the unpredictable nature of any litigation has determined that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. The resulting impairment charge totaled $802,320 which was recorded during the three months ended March 31, 2002.

On January 17, 2002, the Company was notified that it had been awarded an arbitration ruling, which totaled $123,253 plus post judgment interest at 6.25%. The binding arbitration ruling was awarded to the Company as a result of monetary damages it incurred as a result of Globalnet Financial.com's refusal to honor the demand registration rights related to common stock of Globalnet Financial.com owned by the Company. The Company must pay certain legal and administrative costs approximating $65,000 from the proceeds of the award. Currently, the Company is pursuing the collection of the award and will record the related income when collection is assured. Certain other claims, suits and complaints arising in the normal course with respect to the Company's services may have been filed or are pending against the Company and its subsidiaries.
In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

(a).  None

(b).  None

(c). On May 6th, 2002, the Company issued 15,000,000 shares of restricted common stock as required under the Notes to Officers totaling $325,368 which was issued on March 20, 2002. These shares represent the underlying collateral of a pledge agreement and are issued in the name of SearchHound.com, Inc. (treasury stock) but held by the note holders.

(d).  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2002, the Company attempted to hold an annual Shareholders meeting at its headquarter's operation only to find that the required quorum was not present. The Company is in the process of refiling its 14A Proxy with the SEC and plans to hold its Shareholder meeting in the very near future.


ITEM 5.      OTHER INFORMATION

NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Exhibits.

Exhibit
Number       Description
------       -----------
3.1* 	Articles of Incorporation

3.2*	By-laws

10.1	Lease agreement by and between SearchHound.com and Brad Cohen

10.2	Lease agreement by and between SearchHound.com and Dave Mullikin

10.3	Note agreement by and between SearchHound.com and Brad Cohen

10.4	Note agreement by and between SearchHound.com and Dave Mullikin

*   Previously filed with the Commission

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the quarter ended March 31, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


May 20, 2002


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           -----------------------------------
Dave Mullikin                             Dave Mullikin
Agent on behalf of the Company            President, CEO


/S/ Brad Cohen
------------------------------
Brad Cohen
Secretary/Treasurer



Exhibit 10.1 Lease agreement by and between SearchHound.com and Brad Cohen




					Re:	Offer to Lease Space in Your
					Building

Dear Brad:

The Company has determined that it is necessary for it to house its servers and computer equipment at an offsite location and that an office for the vice President is required. Consideration of various properties in the Kansas City, MO area have yielded the decision that it is in the Companies best interest to enter into an agreement with you utilizing prescribed parts of your building. We recognize that this is a related party transaction and will disclose where appropriate. We have now reviewed your property at Street, Kansas City, MO (the "Property") and would like leasing space in the Property. The office will be for your use as vice President of SearchHound.com, Inc. In addition, to office space, company servers and computer equipment will be housed on the premise as well. The attached supporting documentation provides a competitive framework for which the rent amount is based. Amounts paid to you will be reported as a Vendor and a 1099 will be issued at year-end. You will be responsible for all related taxes. We believe we would be excellent tenants and are prepared to consummate a lease as soon as possible.
As a way to commence our discussions, let us lay out some of the key terms, which we believe would be acceptable to us:
Leased Premises:	The 1st floor at the Property, consisting of
approximately 800 square feet (entrance, office, rest room, sitting area).
$24 sq. ft. = $19,200 / 12 = $1,600 p/month

The basement floor at the Property, consisting of approximately 800 square foot area(computer storage, data cabinets, racks, ventilated, powered, public access but secured). $14sq.ft.=$11,60/1 = 967.00 p/month
Commencement Date of Lease:	January 1, 2002
Length of Lease:	1 year and then on a month-to-month basis with 30 days
notice period by either party.
Monthly Rent:	$2,567.00.
Utilities:	All utilities to be paid for by the Lessor, except for telephone and Internet connectivity.
Parking:	Lessee to have two parking spaces in the parking lot.
Use of Leases Premises:	General office use and/or any other legal use.
Improvements:	Lessor to make the following improvements to the Lease Premises prior to Lessee's occupancy: install T-1 telephone and Internet connectivity.
Right to Renew:	Lessee to have the right to renew the Lease for an additional two years, for $5,000 per month rent.
Taxes:	All taxes on the property shall be payable by Lessor.
Assignment & Subletting:	The Leased Premises shall not be assigned or
sublet without the consent of Lessor, which consent shall not be unreasonably withheld or delayed.
Security Deposit:	None
Form of Lease:	To be mutually agreed upon between Lessor and Lessee.

We are happy to discuss any of these terms and look forward to a long and mutually beneficial relationship. So that you may appreciate how responsible of a tenant we would be, I enclose some background information on our company.
Let us set up a meeting to discuss this as soon as possible.
Very truly yours,



Dave L. Mullikin
President and CEO


Please confirm your understanding and agreement by signing here:
_______________________


Enclosure



10.2	Lease agreement by and between SearchHound.com and Dave Mullikin

Dave L. Mullikin
12817 Woodson
Overland Park, KS 66209

					Re:	Offer to Lease Space in Your
					Building

Dear Dave:

The Company has determined that it is necessary for it to house its servers and computer equipment at an offsite location and that an office for the President and CEO is required. Consideration of various properties in the Overland Park, KS area have yielded the decision that it is in the Companies best interest to enter into an agreement with you utilizing prescribed parts of your building. We recognize that this is a related party transaction and will disclose where appropriate. We have now reviewed your property at 12817 Woodson, Overland Park, KS (the "Property") and would like leasing space in the Property. The office will be for your use as President and CEO of SearchHound.com, Inc. In addition, to office space, company servers and computer equipment will be housed on the premise as well. The attached supporting documentation provides a competitive framework for which the rent amount is based. Amounts paid to you will be reported as a Vendor and a 1099 will be issued at year-end. You will be responsible for all related taxes. We believe we would be excellent tenants and are prepared to consummate a lease as soon as possible.
As a way to commence our discussions, let us lay out some of the key terms, which we believe would be acceptable to us:
Leased Premises:	The 1st floor at the Property, consisting of
approximately 800 square feet (entrance, office, rest room, sitting area).
$24 sq. ft. = $19,200 / 12 = $1,600 p/month

The basement floor at the Property, consisting of approximately 800 square foot area(computer storage, data cabinets, racks, ventilated, powered, public access but secured). $14sq.ft.=$11,60/1 = 967.00 p/month
Commencement Date of Lease:	January 1, 2002
Length of Lease:	1 year and then on a month-to-month basis with 30 days
notice period by either party.
Monthly Rent:	$2,567.00.
Utilities:	All utilities to be paid for by the Lessor, except for telephone and Internet connectivity.
Parking:	Lessee to have two parking spaces in the parking lot.
Use of Leases Premises:	General office use and/or any other legal use.
Improvements:	Lessor to make the following improvements to the Lease Premises prior to Lessee's occupancy: install T-1 telephone and Internet connectivity.
Right to Renew:	Lessee to have the right to renew the Lease for an additional two years, for $5,000 per month rent.
Taxes:	All taxes on the property shall be payable by Lessor.
Assignment & Subletting:	The Leased Premises shall not be assigned or
sublet without the consent of Lessor, which consent shall not be unreasonably withheld or delayed.
Security Deposit:	None
Form of Lease:	To be mutually agreed upon between Lessor and Lessee.

We are happy to discuss any of these terms and look forward to a long and mutually beneficial relationship. So that you may appreciate how responsible of a tenant we would be, I enclose some background information on our company.
Let us set up a meeting to discuss this as soon as possible.
Very truly yours,



Brad N. Cohen
Vice President


Please confirm your understanding and agreement by signing here:
_______________________


Enclosure


10.3	Note agreement by and between SearchHound.com and Brad Cohen

PROMISSORY NOTE


$	147,030.41
Kansas City, Missouri

March 20, 2002
FOR VALUE RECEIVED, on demand, made after April 1, 2002, the undersigned, SearchHound.com, Inc., a Nevada corporation (the "Maker"), located at 200 Main Street, Suite 305, Kansas City, Missouri 64105 hereby promises to pay to the order of Brad N. Cohen (the "Holder"), located at Street Kansas City, Missouri 64112, the principal sum of One Hundred Forty Seven Thousand Thirty Dollars and Forty-One Cents ($147,030.41) (the "Principal"), together with interest, which shall begin to accrue on January 1, 2002 until paid, at a rate equal to the mid-term applicable federal rate compounded monthly and quoted in Section 1274 in the Internal Revenue Code (the "Interest Rate"). Interest shall be paid on the first day of each month commencing July 1, 2002, and at maturity. Interest shall be computed on the basis of a 360 day year. This Promissory Note evidences but does not pay, substitute or extinguish, that certain indebtedness of Maker to Holder for employment services rendered through December 31, 2001 (the "Existing Indebtedness"), and the Principal shall be reduced dollar for dollar, to the extent of any payment made to Holder by Maker and applied against the Existing Indebtedness.
If any amount of this Promissory Note becomes due and payable on a Saturday, Sunday or business holiday in the State of Missouri, payment shall be made on the next successive business day with the same effect as though made on the due date.
If (i) there should be a default in the payment of interest hereunder and such default shall continue for ten (10) days after the mailing of written notice of such default to the Maker at the Maker's last known address on record with Holder, or (ii) the Maker or any other person liable hereon should make an assignment for the benefit of creditors, or (iii) attachment or garnishment proceedings are commenced against the Maker or any other person liable hereon, or (iv) a receiver, trustee or liquidator is appointed over or execution levied upon any property of the Maker, or (v) proceedings are instituted by or against the Maker or any other person liable hereon under any bankruptcy, insolvency, reorganization or other law relating to the relief of debtors, including, without limitation, the United States Bankruptcy Code, as amended, or (vi) the Maker liquidates or dissolves then, and in each such event, the Holder may, at its option, avail itself of all rights and remedies set forth in Section 6 of the Pledge and Security Agreement, attached hereto as Exhibit A.

Any amount hereunder which is not paid when due, whether at stated maturity, after acceleration or otherwise shall bear interest per annum from the date when due until paid at the lesser of (a) the Interest Rate plus three percentage points, or (b) the maximum rate permitted by law, said interest to be compounded annually and computed on the basis of a 360 day year.
All payments made hereunder shall be made in lawful currency of the United States of America in immediately available funds at Brad N. Cohen, Street Kansas City, Missouri 64112 Attn: Brad N. Cohen, or at such other place as the Holder may designate in writing. All payments made hereunder shall be allocated first to accrued but unpaid interest and next to any Principal due.
This Promissory Note is made as a result of outstanding compensation Maker owes to Holder. This Promissory Note is secured by the attached Pledge and Security Agreement, dated December 31, 2001, between the Maker and the Holder.
This Promissory Note shall be governed by and construed and enforced in accordance with the laws of the State of Missouri.
IN WITNESS WHEREOF, the undersigned has duly caused this Promissory Note to be executed and delivered at the place specified above and as of the date first written above.
SearchHound.com, Inc.


By
Title:

PLEDGE AND SECURITY AGREEMENT
	THIS PLEDGE AND SECURITY AGREEMENT (the "Agreement") is made and entered into as of the 20th day of March, 2002, by and between SearchHound.com, Inc., a Nevada corporation ("SearchHound") and Brad N. Cohen ("Brad Cohen").

R E C I T A L S:

A.	SearchHound executed a Promissory Note, dated as of March 20, 2002 to
Brad Cohen pursuant to which SearchHound is obligated to pay Brad Cohen, on demand, One Hundred Forty Seven Thousand Thirty Dollars and Forty One Cents ($147,030.41), together with interest from the date thereof until paid (the "Note").
B.	As a condition to the Note, SearchHound has agreed to pledge and grant a security interest to Brad Cohen in all the Pledged Securities (as hereinafter defined) as security for the repayment of the Obligations (as hereinafter defined) of SearchHound to Brad Cohen.
NOW, THEREFORE, based on these Recitals, the mutual covenants, terms and conditions contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:
1.	Obligations.  For purposes herein, the term "Obligations" shall mean all of SearchHound's obligations and liabilities to Brad Cohen under the Note.
2.	a.	Pledge.  In consideration of the Obligations referred to above and other good and valuable consideration, the receipt of which is hereby acknowledged by SearchHound, SearchHound hereby pledges, assigns, hypothecates, transfers and delivers to Brad Cohen all certificates representing, and grants Brad Cohen a security interest in (i) 6,778,500 shares of Class A common stock of SearchHound and all distributions, interest or income with respect to such common stock, subject to the provisions of Section 3 hereof ("Securities"); (ii) all cash and non-cash proceeds of the foregoing (the "Proceeds"); and (iii) all replacements thereof and substitutions therefore for all of the foregoing (all such Securities and Proceeds and all replacements thereof and substitutes therefore being hereinafter collectively referred to as the "Pledged Securities"). This pledge and security interest is granted pursuant to Articles 8 and 9 of the Uniform Commercial Code, and therefore the provisions of this Pledge and Security Agreement shall control over any inconsistent provisions of any present or future trust or custodial agreement, if any, between SearchHound and Brad Cohen.
b.	Instruments of Assignment.  SearchHound agrees to execute and deliver such stock powers (including but not limited to the stock powers attached hereto), a power of attorney and other instruments of assignment executed in blank covering the Pledged Securities as Brad Cohen may require from time to time. Brad Cohen shall hold the Pledged Securities as security for the repayment of the Obligations referred to above.
c.	Warranty.  SearchHound warrants (i) that it is the owner of the Pledged
Securities free and clear of all encumbrances, security interests, adverse claims, or restrictions on transfer and (ii) that it has full right and authority to pledge the Pledged Securities without violating any agreement to which it is a party or to which the Pledged Securities are subject. SearchHound agrees that it shall not transfer, sell, convey or encumber, or permit to attach or exist any other kind of lien, judicial or non-judicial, on any of the Pledged Securities except to Brad Cohen pursuant to this Agreement during the term of this Agreement. If any of the Pledged Securities shall come into the possession of SearchHound while any of the Obligations remains unpaid, it shall immediately deliver the same to Brad Cohen.
3.	Voting Rights, Dividends and Interest.  Unless an Event of Default shall have occurred hereunder, SearchHound shall be entitled to exercise all voting rights with respect to such Pledged Securities, to give consents, waivers and ratifications in respect thereof and to receive all interest and regular cash dividends paid as a result of the ownership of the Pledged Securities; provided, however, that no vote shall be cast or consent, waiver or ratification given or action taken which would be inconsistent with or violate any of SearchHound's obligations to Brad Cohen hereunder.
4.	Payment of Obligations.  Upon payment in full by SearchHound of all of the Obligations, Brad Cohen shall transfer to SearchHound at SearchHound's expense the Pledged Securities and all of Brad Cohen's rights in the Pledged Securities and all rights received by Brad Cohen as a result of the pledge thereof.
5.	Events of Default.  SearchHound shall be in default under this Agreement upon the occurrence of any one or more of the following events, sometimes hereinafter referred to as "Events of Default":
a.	Nonpayment or Nonperformance.  Default in the payment or performance of any of the Obligations (including, but not limited to, any installment payment), or default in any obligation, covenant or liability contained or referred to herein.
b.	Misrepresentation.  If any warranty, representation or statement made or furnished to Brad Cohen by or on behalf of SearchHound proves to have been false or untrue or misleading in any material respect when made or furnished.
c.	Default under the Note.  The occurrence of any event of default under the Note.
d.	Material Adverse Change.  Upon the occurrence of any event or condition which, in Brad Cohen's discretion, constitutes a material adverse change in the financial condition of SearchHound or which materially and adversely affects the ability of SearchHound to perform their obligations to Brad Cohen.
e.	Impairment of SearchHound.  If SearchHound shall:
(1)	make a general assignment for the benefit of its creditors, or
(2)	apply for or consent to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its assets, or
(3)	be adjudicated a bankrupt or solvent or have an order for relief entered with respect to it, or
(4)	file a voluntary petition in bankruptcy or file a petition or an answer seeking a composition, reorganization or an arrangement with creditors or seeking to take advantage of any other law (whether federal or state) relating to relief for debtors, or admit (by answer, default or otherwise) the material allegations of any petition filed against it in any bankruptcy, reorganization, composition, insolvency or other proceeding (whether federal or state) relating to relief for debtors, or
(5)	suffer or permit to continue unstayed and in effect for thirty (30)
consecutive days any judgment, decree or order entered by a court or governmental agency of competent jurisdiction, which assumes control of her or approves a petition seeking a reorganization, composition or arrangement of it or any other judicial modification of the rights of any of its creditors, or appoints a custodian, receiver, trustee or liquidator for it or for all or a substantial part of any of its businesses or assets, or
(6)	not be paying its debts as they become due, or
(7)	be enjoined or restrained from conducting all or a material part of any of its businesses as now conducted and the same is not dismissed and dissolved within thirty (30) days after the entry thereof.
6.	Brad Cohen's Remedies Upon Default.  Should an Event of Default occur,
Brad Cohen may exercise all rights and remedies of a secured party under the Uniform Commercial Code or law generally including, but not limited to:
a.	Registration.  The right to cause any or all of the Pledged Securities to be registered in the name of Brad Cohen or Brad Cohen's nominee;
b.	Voting.  The right to vote any or all of the Pledged Securities and give all consents, waivers and ratifications in respect thereof and otherwise act with respect thereto as though Brad Cohen was the outright owner thereof (SearchHound hereby irrevocably constituting and appointing Brad Cohen and Brad Cohen nominee, the proxy and attorneys-in-fact of SearchHound with full power of substitution and revocation);
c.	Distribution.  The right to receive or retain all dividends, interest and all other distributions of any kind on any or all of the Pledged Securities;
d.	Sale.  The right to sell or otherwise dispose of any or all of the
Pledged Securities; and
e.	Retention.  The right, at Brad Cohen's option, to retain the Pledged
Securities in satisfaction of SearchHound's obligations described herein if written notice of such intention is sent to SearchHound and other interested parties in conformity with the Uniform Commercial Code.
7.	Waiver.  No delay or omission on the part of Brad Cohen in exercising any right hereunder shall operate as a waiver of such right or any other right hereunder or under documents, agreements or instruments evidencing, securing or guaranteeing SearchHound's obligations to Brad Cohen. A waiver on any one occasion shall not be construed as a bar or waiver of any right or remedy on any future occasion. SearchHound hereby waives, to the extent permitted by law, any and all rights under the Uniform Commercial Code and applicable law.
8.	Notices.  All notices, demands or other communications required or permitted hereunder shall be in accordance with the Note.
9.	Assignment.  This Agreement, including, but not limited to, any rights granted or duties imposed herein, may not be assigned, delegated, sublicensed, conveyed, transferred, or encumbered by SearchHound without the prior written consent of Brad Cohen. Brad Cohen may assign this Agreement and its security interest and rights hereunder, in whole or in part, to any transferee of the whole or any part of the Obligations.
10.	Captions.  The captions and headings appearing in this Agreement have been inserted solely for the purpose of ready reference. They shall not be deemed to define, limit, expand or otherwise affect the scope or intent of this Agreement or any provision hereof.
11.	Choice of Law.  This Agreement shall be governed in all respects, including, but not limited to, interpretation and performance, by the laws of the State of Missouri. All references to the Uniform Commercial Code shall be to such Code as enacted in such State.
12.	Compliance with Laws.  SearchHound shall comply with all statutes, rules, and regulations applicable to the performance of its obligations under this Agreement.
13.	Jurisdiction, Interpretations, Choice of Law and Waiver of Jury Trial.
a.	Wherever possible each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is prohibited by or is invalid under such law, such provision will be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Agreement.
b.	THIS AGREEMENT WILL BE GOVERNED AND CONTROLLED BY THE INTERNAL LAWS OF
THE STATE OF MISSOURI.
14.	Cumulative Rights.  Each and every right granted to Brad Cohen hereunder or under any document or arrangement incident or related hereto, or otherwise available to Brad Cohen at law or in equity, is and shall be deemed cumulative, not alternative, and may be exercised in Brad Cohen's sole discretion from time to time.
15.	Definitions.  Words used in this Agreement which are defined in the
Uniform Commercial Code shall have the meanings given to such words in such Code for purposes of this Agreement, unless the context clearly indicates otherwise. Unless the context indicates otherwise, words importing the singular number shall include the plural number and vice versa. The word "person" shall include but not be limited to natural persons, associations, partnerships, and corporations. The word "or" shall not be exclusive. Words of a given gender and number shall include correlative words of other genders and numbers as the context requires.
16.	Modification.  This Agreement shall not be modified in any manner, in whole or in part, except by a written instrument signed by each party to be bound thereby.
17.	No Duty to Protect Collateral.  Brad Cohen shall have no duty or obligation to collect or protect all or any part of the Pledged Securities or any income therefrom or any proceeds or products thereof, nor to preserve any rights against any person or entity, except to provide reasonable physical protection for such Pledged Securities as may be in Brad Cohen's possession from time to time. Without limiting the generality of the foregoing, Brad Cohen shall have no duty to keep track of maturity, call or conversion dates nor to inform SearchHound thereof nor to present any of the Pledged Securities unless SearchHound has given Brad Cohen precise written instructions and has prepaid all expenses in connection with such presentment.
18.	Original; Counterparts.  This Agreement may be executed in any number of originals or counterparts, each of which shall be deemed an original, but all of which together shall constitute only one instrument.
19.	Severability.  Any provision of this Agreement which is unenforceable in any jurisdiction is hereby waived, but only for that jurisdiction in which the provision is unenforceable and only to the extent unenforceable, and without affecting any other provision of this Agreement.
20.	Successors.  This Agreement shall bind and inure to the benefit of each party and the successors, assigns, agents and representatives of each party.
21.	Waivers. No delay or omission on the part of Brad Cohen in exercising any right hereunder shall operate as a waiver of such right or any other right hereunder or under documents, agreements or instruments evidencing, securing or guaranteeing SearchHound's obligations to Brad Cohen. A waiver on any one occasion shall not be construed as a bar or waiver of any right or remedy on any future occasion. SearchHound hereby waives, to the extent permitted by law, any and all rights under the Uniform Commercial Code and applicable law.
22.	Additional Collateral.  In addition to all other rights and remedies of
Brad Cohen hereunder, Brad Cohen may require additional collateral or security for SearchHound's Obligations at any time Brad Cohen deems itself insecure and SearchHound agrees to provide such additional collateral or security; and if such a requirement is imposed, now or in the future, Brad Cohen shall have any rights and remedies contained in any mortgage, security agreement or other documents executed by SearchHound in connection therewith.
23.	Effective Date.  This Agreement shall be effective when signed by
SearchHound.
24.	Brad Cohen as Attorney-in-Fact.  Brad Cohen may (and is hereby for the following purposes irrevocably constituted the attorney-in-fact of SearchHound under a power coupled with an interest until all Obligations are discharged) either in its own name or in the name of SearchHound, and without prior notice to SearchHound, take any action, submit any notice or do any or all things deemed necessary or advisable in Brad Cohen's sole and absolute discretion to perfect Brad Cohen's rights in the Pledged Securities or to otherwise effect the terms of this Pledge and Security Agreement or to enforce Brad Cohen's rights and remedies hereunder, demand possession or payment of, endorse, collect, issue or accept, receipt for, settle, compromise, adjust, sue for possession or payment of, foreclose or realize upon any of the Pledged Securities, all as Brad Cohen may determine, whether or not the Obligations are then due, and for the further purpose of realizing Brad Cohen's rights therein an in furtherance of these powers, Brad Cohen may receive, open and dispose of mail addressed to SearchHound and endorse instruments, notes, checks, drafts, money orders, documents of title or other evidences of payment, shipment or storage of any form of the Pledged Securities on behalf of and in the name of SearchHound, SearchHound hereby ratifying and confirming any and all such actions as Brad Cohen may take pursuant hereto and waiving any claim against Brad Cohen or any of its officers or agents by reason of any of the foregoing actions except for any action taken in actual bad faith. Brad Cohen agrees that it shall not take action under this Section 24 absent the occurrence of an Event of Default.
25.	Brad Cohen has not represented or been engaged by SearchHound in any legal capacity with respect to the negotiation, documentation and execution of the Note or this Pledge and Security Agreement. SearchHound acknowledges that Brad Cohen has encouraged SearchHound to retain separate legal counsel with respect thereto.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first written above.



SEARCHHOUND:
SearchHound.com, Inc.
a Nevada corporation

By:
Print Name:  Dave Mullikin
Title:  President and CEO


	Brad Cohen:
Individual


By:
Print Name:  Brad Cohen
Title:  Individual

	STOCK POWER

		FOR VALUE RECEIVED, SearchHound.com, Inc., a Nevada corporation, hereby sells, assigns and transfers unto Brad Cohen, Six Million Seven Hundred Seventy-Eight Thousand Five Hundred (6,778,500) Shares of the common Capital Stock of SearchHound.com, Inc., a Nevada corporation, standing in his name on the books of said corporation represented by Certificate No. 3576 herewith and do hereby irrevocably constitute and appoint _______________________ attorney to transfer the said stock on the books of the within named Company with full power of substitution in the premises; provided, however, such assignment and transfer is subject in all respects to the terms and provisions of the Pledge and Security Agreement, dated March 20, 2002, by and between SearchHound.com, Inc., a Nevada corporation and Brad Cohen.

Dated March 20, 2002


SearchHound.com, Inc.
a Nevada corporation

By:
Print Name: Dave Mullikin
Title: President and CEO


In Presence of:




Name:



10.4	Note agreement by and between SearchHound.com and Dave Mullikin

PROMISSORY NOTE


$	167,173.99
Kansas City, Missouri

March 20, 2002
FOR VALUE RECEIVED, on demand, made after April 1, 2002, the undersigned, SearchHound.com, Inc., a Nevada corporation (the "Maker"), located at 200 Main Street, Suite 305, Kansas City, Missouri 64105 hereby promises to pay to the order of Dave L. Mullikin (the "Holder"), located at 12817 Woodson Overland Park, Kansas 66209, the principal sum of One Hundred Sixty Seven Thousand One Hundred Seventy Three Dollars and Ninety Nine Cents ($167,173.99) (the "Principal"), together with interest, which shall begin to accrue on January 1, 2002 until paid, at a rate equal to the mid-term applicable federal rate compounded monthly and quoted in Section 1274 in the Internal Revenue Code (the "Interest Rate"). Interest shall be paid on the first day of each month commencing July 1, 2002, and at maturity. Interest shall be computed on the basis of a 360 day year. This Promissory Note evidences but does not pay, substitute or extinguish, that certain indebtedness of Maker to Holder for employment services rendered through December 31, 2001 (the "Existing Indebtedness"), and the Principal shall be reduced dollar for dollar, to the extent of any payment made to Holder by Maker and applied against the Existing Indebtedness.
If any amount of this Promissory Note becomes due and payable on a Saturday, Sunday or business holiday in the State of Missouri, payment shall be made on the next successive business day with the same effect as though made on the due date.
If (i) there should be a default in the payment of interest hereunder and such default shall continue for ten (10) days after the mailing of written notice of such default to the Maker at the Maker's last known address on record with Holder, or (ii) the Maker or any other person liable hereon should make an assignment for the benefit of creditors, or (iii) attachment or garnishment proceedings are commenced against the Maker or any other person liable hereon, or (iv) a receiver, trustee or liquidator is appointed over or execution levied upon any property of the Maker, or (v) proceedings are instituted by or against the Maker or any other person liable hereon under any bankruptcy, insolvency, reorganization or other law relating to the relief of debtors, including, without limitation, the United States Bankruptcy Code, as amended, or (vi) the Maker liquidates or dissolves then, and in each such event, the Holder may, at its option, avail itself of all rights and remedies set forth in Section 6 of the Pledge and Security Agreement, attached hereto as Exhibit A.

Any amount hereunder which is not paid when due, whether at stated maturity, after acceleration or otherwise shall bear interest per annum from the date when due until paid at the lesser of (a) the Interest Rate plus three percentage points, or (b) the maximum rate permitted by law, said interest to be compounded annually and computed on the basis of a 360 day year.
All payments made hereunder shall be made in lawful currency of the United
States of America in immediately available funds at 	Dave L. Mullikin 12817
Woodson Overland Park, Kansas 66209 Attn: Dave L. Mullikin, or at such other place as the Holder may designate in writing. All payments made hereunder shall be allocated first to accrued but unpaid interest and next to any Principal due. This Promissory Note is made as a result of outstanding compensation Maker owes to Holder. This Promissory Note is secured by the attached Pledge and Security Agreement, dated December 31, 2001, between the Maker and the Holder.
This Promissory Note shall be governed by and construed and enforced in accordance with the laws of the State of Missouri.
IN WITNESS WHEREOF, the undersigned has duly caused this Promissory Note to be executed and delivered at the place specified above and as of the date first written above.
SearchHound.com, Inc.


By
Title:


PLEDGE AND SECURITY AGREEMENT
	THIS PLEDGE AND SECURITY AGREEMENT (the "Agreement") is made and entered into as of the 20th day of March, 2002, by and between SearchHound.com, Inc., a Nevada corporation ("SearchHound") and Dave L. Mullikin ("Dave Mullikin").

R E C I T A L S:

A.	SearchHound executed a Promissory Note, dated as of March 20, 2002 to
Dave Mullikin pursuant to which SearchHound is obligated to pay Dave Mullikin, on demand, One Hundred Seventy-Eight Thousand Three Hundred Thirty-Eight Dollars and No Cents ($178,338.00), together with interest from the date thereof until paid (the "Note").
B.	As a condition to the Note, SearchHound has agreed to pledge and grant a security interest to Dave Mullikin in all the Pledged Securities (as hereinafter defined) as security for the repayment of the Obligations (as hereinafter defined) of SearchHound to Dave Mullikin.
NOW, THEREFORE, based on these Recitals, the mutual covenants, terms and conditions contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:
1.	Obligations.  For purposes herein, the term "Obligations" shall mean all of SearchHound's obligations and liabilities to Dave Mullikin under the Note.
2.	a.	Pledge.  In consideration of the Obligations referred to above and other good and valuable consideration, the receipt of which is hereby acknowledged by SearchHound, SearchHound hereby pledges, assigns, hypothecates, transfers and delivers to Dave Mullikin all certificates representing, and grants Dave Mullikin a security interest in (i) 8,221,500 shares of Class A common stock of SearchHound and all distributions, interest or income with respect to such common stock, subject to the provisions of Section 3 hereof ("Securities"); (ii) all cash and non-cash proceeds of the foregoing (the "Proceeds"); and (iii) all replacements thereof and substitutions therefore for all of the foregoing (all such Securities and Proceeds and all replacements thereof and substitutes therefore being hereinafter collectively referred to as the "Pledged Securities"). This pledge and security interest is granted pursuant to Articles 8 and 9 of the Uniform Commercial Code, and therefore the provisions of this Pledge and Security Agreement shall control over any inconsistent provisions of any present or future trust or custodial agreement, if any, between SearchHound and Dave Mullikin.
b.	Instruments of Assignment.  SearchHound agrees to execute and deliver such stock powers (including but not limited to the stock powers attached hereto), a power of attorney and other instruments of assignment executed in blank covering the Pledged Securities as Dave Mullikin may require from time to time. Dave Mullikin shall hold the Pledged Securities as security for the repayment of the Obligations referred to above.
c.	Warranty.  SearchHound warrants (i) that it is the owner of the Pledged
Securities free and clear of all encumbrances, security interests, adverse claims, or restrictions on transfer and (ii) that it has full right and authority to pledge the Pledged Securities without violating any agreement to which it is a party or to which the Pledged Securities are subject. SearchHound agrees that it shall not transfer, sell, convey or encumber, or permit to attach or exist any other kind of lien, judicial or non-judicial, on any of the Pledged Securities except to Dave Mullikin pursuant to this Agreement during the term of this Agreement. If any of the Pledged Securities shall come into the possession of SearchHound while any of the Obligations remains unpaid, it shall immediately deliver the same to Dave Mullikin.
3.	Voting Rights, Dividends and Interest.  Unless an Event of Default shall have occurred hereunder, SearchHound shall be entitled to exercise all voting rights with respect to such Pledged Securities, to give consents, waivers and ratifications in respect thereof and to receive all interest and regular cash dividends paid as a result of the ownership of the Pledged Securities; provided, however, that no vote shall be cast or consent, waiver or ratification given or action taken which would be inconsistent with or violate any of SearchHound's obligations to Dave Mullikin hereunder.
4.	Payment of Obligations.  Upon payment in full by SearchHound of all of the Obligations, Dave Mullikin shall transfer to SearchHound at SearchHound's expense the Pledged Securities and all of Dave Mullikin's rights in the Pledged Securities and all rights received by Dave Mullikin as a result of the pledge thereof.
5.	Events of Default.  SearchHound shall be in default under this Agreement upon the occurrence of any one or more of the following events, sometimes hereinafter referred to as "Events of Default":
a.	Nonpayment or Nonperformance.  Default in the payment or performance of any of the Obligations (including, but not limited to, any installment payment), or default in any obligation, covenant or liability contained or referred to herein.
b.	Misrepresentation.  If any warranty, representation or statement made or furnished to Dave Mullikin by or on behalf of SearchHound proves to have been false or untrue or misleading in any material respect when made or furnished.
c.	Default under the Note.  The occurrence of any event of default under the Note.
d.	Material Adverse Change.  Upon the occurrence of any event or condition which, in Dave Mullikin's discretion, constitutes a material adverse change in the financial condition of SearchHound or which materially and adversely affects the ability of SearchHound to perform their obligations to Dave Mullikin.
e.	Impairment of SearchHound.  If SearchHound shall:
(1)	make a general assignment for the benefit of its creditors, or
(2)	apply for or consent to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its assets, or
(3)	be adjudicated a bankrupt or solvent or have an order for relief entered with respect to it, or
(4)	file a voluntary petition in bankruptcy or file a petition or an answer seeking a composition, reorganization or an arrangement with creditors or seeking to take advantage of any other law (whether federal or state) relating to relief for debtors, or admit (by answer, default or otherwise) the material allegations of any petition filed against it in any bankruptcy, reorganization, composition, insolvency or other proceeding (whether federal or state) relating to relief for debtors, or
(5)	suffer or permit to continue unstayed and in effect for thirty (30)
consecutive days any judgment, decree or order entered by a court or governmental agency of competent jurisdiction, which assumes control of her or approves a petition seeking a reorganization, composition or arrangement of it or any other judicial modification of the rights of any of its creditors, or appoints a custodian, receiver, trustee or liquidator for it or for all or a substantial part of any of its businesses or assets, or
(6)	not be paying its debts as they become due, or
(7)	be enjoined or restrained from conducting all or a material part of any of its businesses as now conducted and the same is not dismissed and dissolved within thirty (30) days after the entry thereof.
6.	Dave Mullikin's Remedies Upon Default.  Should an Event of Default
occur, Dave Mullikin may exercise all rights and remedies of a secured party under the Uniform Commercial Code or law generally including, but not limited to:
a.	Registration.  The right to cause any or all of the Pledged Securities to be registered in the name of Dave Mullikin or Dave Mullikin's nominee;
b.	Voting.  The right to vote any or all of the Pledged Securities and give all consents, waivers and ratifications in respect thereof and otherwise act with respect thereto as though Dave Mullikin was the outright owner thereof (SearchHound hereby irrevocably constituting and appointing Dave Mullikin and Dave Mullikin nominee, the proxy and attorneys-in-fact of SearchHound with full power of substitution and revocation);
c.	Distribution.  The right to receive or retain all dividends, interest and all other distributions of any kind on any or all of the Pledged Securities;
d.	Sale.  The right to sell or otherwise dispose of any or all of the
Pledged Securities; and
e.	Retention.  The right, at Dave Mullikin's option, to retain the Pledged
Securities in satisfaction of SearchHound's obligations described herein if written notice of such intention is sent to SearchHound and other interested parties in conformity with the Uniform Commercial Code.
7.	Waiver.  No delay or omission on the part of Dave Mullikin in exercising any right hereunder shall operate as a waiver of such right or any other right hereunder or under documents, agreements or instruments evidencing, securing or guaranteeing SearchHound's obligations to Dave Mullikin. A waiver on any one occasion shall not be construed as a bar or waiver of any right or remedy on any future occasion. SearchHound hereby waives, to the extent permitted by law, any and all rights under the Uniform Commercial Code and applicable law.
8.	Notices.  All notices, demands or other communications required or permitted hereunder shall be in accordance with the Note.
9.	Assignment.  This Agreement, including, but not limited to, any rights granted or duties imposed herein, may not be assigned, delegated, sublicensed, conveyed, transferred, or encumbered by SearchHound without the prior written consent of Dave Mullikin. Dave Mullikin may assign this Agreement and its security interest and rights hereunder, in whole or in part, to any transferee of the whole or any part of the Obligations.
10.	Captions.  The captions and headings appearing in this Agreement have been inserted solely for the purpose of ready reference. They shall not be deemed to define, limit, expand or otherwise affect the scope or intent of this Agreement or any provision hereof.
11.	Choice of Law.  This Agreement shall be governed in all respects, including, but not limited to, interpretation and performance, by the laws of the State of Missouri. All references to the Uniform Commercial Code shall be to such Code as enacted in such State.
12.	Compliance with Laws.  SearchHound shall comply with all statutes, rules, and regulations applicable to the performance of its obligations under this Agreement.
13.	Jurisdiction, Interpretations, Choice of Law and Waiver of Jury Trial.
a.	Wherever possible each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is prohibited by or is invalid under such law, such provision will be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Agreement.
b.	THIS AGREEMENT WILL BE GOVERNED AND CONTROLLED BY THE INTERNAL LAWS OF
THE STATE OF MISSOURI.
14.	Cumulative Rights.  Each and every right granted to Dave Mullikin hereunder or under any document or arrangement incident or related hereto, or otherwise available to Dave Mullikin at law or in equity, is and shall be deemed cumulative, not alternative, and may be exercised in Dave Mullikin's sole discretion from time to time.
15.	Definitions.  Words used in this Agreement which are defined in the
Uniform Commercial Code shall have the meanings given to such words in such Code for purposes of this Agreement, unless the context clearly indicates otherwise. Unless the context indicates otherwise, words importing the singular number shall include the plural number and vice versa. The word "person" shall include but not be limited to natural persons, associations, partnerships, and corporations. The word "or" shall not be exclusive. Words of a given gender and number shall include correlative words of other genders and numbers as the context requires.
16.	Modification.  This Agreement shall not be modified in any manner, in whole or in part, except by a written instrument signed by each party to be bound thereby.
17.	No Duty to Protect Collateral.  Dave Mullikin shall have no duty or obligation to collect or protect all or any part of the Pledged Securities or any income therefrom or any proceeds or products thereof, nor to preserve any rights against any person or entity, except to provide reasonable physical protection for such Pledged Securities as may be in Dave Mullikin's possession from time to time. Without limiting the generality of the foregoing, Dave Mullikin shall have no duty to keep track of maturity, call or conversion dates nor to inform SearchHound thereof nor to present any of the Pledged Securities unless SearchHound has given Dave Mullikin precise written instructions and has prepaid all expenses in connection with such presentment.
18.	Original; Counterparts.  This Agreement may be executed in any number of originals or counterparts, each of which shall be deemed an original, but all of which together shall constitute only one instrument.
19.	Severability.  Any provision of this Agreement which is unenforceable in any jurisdiction is hereby waived, but only for that jurisdiction in which the provision is unenforceable and only to the extent unenforceable, and without affecting any other provision of this Agreement.
20.	Successors.  This Agreement shall bind and inure to the benefit of each party and the successors, assigns, agents and representatives of each party.
21.	Waivers. No delay or omission on the part of Dave Mullikin in exercising any right hereunder shall operate as a waiver of such right or any other right hereunder or under documents, agreements or instruments evidencing, securing or guaranteeing SearchHound's obligations to Dave Mullikin. A waiver on any one occasion shall not be construed as a bar or waiver of any right or remedy on any future occasion. SearchHound hereby waives, to the extent permitted by law, any and all rights under the Uniform Commercial Code and applicable law.
22.	Additional Collateral.  In addition to all other rights and remedies of
Dave Mullikin hereunder, Dave Mullikin may require additional collateral or security for SearchHound's Obligations at any time Dave Mullikin deems itself insecure and SearchHound agrees to provide such additional collateral or security; and if such a requirement is imposed, now or in the future, Dave Mullikin shall have any rights and remedies contained in any mortgage, security agreement or other documents executed by SearchHound in connection therewith.
23.	Effective Date.  This Agreement shall be effective when signed by
SearchHound.
24.	Dave Mullikin as Attorney-in-Fact.  Dave Mullikin may (and is hereby for the following purposes irrevocably constituted the attorney-in-fact of SearchHound under a power coupled with an interest until all Obligations are discharged) either in its own name or in the name of SearchHound, and without prior notice to SearchHound, take any action, submit any notice or do any or all things deemed necessary or advisable in Dave Mullikin's sole and absolute discretion to perfect Dave Mullikin's rights in the Pledged Securities or to otherwise effect the terms of this Pledge and Security Agreement or to enforce Dave Mullikin's rights and remedies hereunder, demand possession or payment of, endorse, collect, issue or accept, receipt for, settle, compromise, adjust, sue for possession or payment of, foreclose or realize upon any of the Pledged Securities, all as Dave Mullikin may determine, whether or not the Obligations are then due, and for the further purpose of realizing Dave Mullikin's rights therein an in furtherance of these powers, Dave Mullikin may receive, open and dispose of mail addressed to SearchHound and endorse instruments, notes, checks, drafts, money orders, documents of title or other evidences of payment, shipment or storage of any form of the Pledged Securities on behalf of and in the name of SearchHound, SearchHound hereby ratifying and confirming any and all such actions as Dave Mullikin may take pursuant hereto and waiving any claim against Dave Mullikin or any of its officers or agents by reason of any of the foregoing actions except for any action taken in actual bad faith. Dave Mullikin agrees that it shall not take action under this Section 24 absent the occurrence of an Event of Default.
25.	Dave Mullikin has not represented or been engaged by SearchHound in any legal capacity with respect to the negotiation, documentation and execution of the Note or this Pledge and Security Agreement. SearchHound acknowledges that Dave Mullikin has encouraged SearchHound to retain separate legal counsel with respect thereto.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first written above.



SEARCHHOUND:
SearchHound.com, Inc.
a Nevada corporation

By:
Print Name:  Brad Cohen
Title:  Executive vice president


	Dave Mullikin:
Individual


By:
Print Name:  Dave Mullikin
Title:  Individual

	STOCK POWER

		FOR VALUE RECEIVED, SearchHound.com, Inc., a Nevada corporation, hereby sells, assigns and transfers unto Dave Mullikin, Eight Million Two Hundred Twenty-One Thousand Five Hundred
		(8,221,500) Shares of the common Capital Stock of SearchHound.com, Inc., a Nevada corporation, standing in his name on the books of said corporation represented by Certificate No. 3576 herewith and do hereby irrevocably constitute and appoint _______________________ attorney to transfer the said stock on the books of the within named Company with full power of substitution in the premises; provided, however, such assignment and transfer is subject in all respects to the terms and provisions of the Pledge and Security Agreement, dated March 20, 2002, by and between SearchHound.com, Inc., a Nevada corporation and Dave Mullikin.

Dated March 20, 2002


SearchHound.com, Inc.
a Nevada corporation

By:
Print Name: Brad Cohen
Title: Executive vice president


In Presence of:




Name: