Form 10QSB
period 2002-06-30
SEARCHHOUND COM INC
filed 2002-08-14
CIK 791115

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the Quarterly Period Ended June 30, 2002

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

As of August 14, 2002, an aggregate of 30,603,209 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  NO X

					INDEX
PART I FINANCIAL INFORMATION..........................................1

     Item 1. Financial Statements.....................................2

          Consolidated Balance Sheets as of December 31, 2001 and
          June 30, 2002 (unaudited)                      ...........2-3

          Consolidated Statements of Operations for the quarter and six months ended June 30, 2001 and June 30, 2002(unaudited).....3

          Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2002 (unaudited)..3-4

          Notes to Consolidated Financial Statements (unaudited)....4-7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................7-10

PART II OTHER INFORMATION............................................10

     Items 1 Legal proceedings.......................................10
     Items 2 Changes in securities and use of proceeds...............11
     Items 3 Defaults Upon Senior Securities.........................11
     Items 4 Submission of matters to a vote of security holders.....11
     Items 5 Other information.......................................11
     Items 6 Exhibits and reports on Form 8-K........................11



						PART 1

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of the company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related notes. In the opinion of management, the consolidated financial statments present fairly the financial condition of the company.


				        SEARCHHOUND.COM, INC.
				    CONSOLIDATED BALANCE SHEETS
			  DECEMBER 31, 2001 AND JUNE 30, 2002 (unaudited)


						       DECEMBER 31,    JUNE 30,
							  2001           2002

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents			       $102,163     	$ 22,965
     Marketable securities-available for sale		      -		       -
     Accounts receivable (no reserve for doubtful
      accounts considered necessary)			244,233		  19,835
     Related party receivables				 10,183
          Total current assets				356,579		  42,800

FURNITURE, FIXTURES AND EQUIPMENT, net			171,272		 120,219
INTANGIBLE ASSETS, net				      3,844,719	       3,300,000
INVESTMENT IN NONCONSOLIDATED SUBSIDIARY	        803,320		       0
OTHER ASSETS, net					    794		     794

TOTAL ASSETS					     $5,176,684	      $3,463,813

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable				       $448,799        $ 242,653
     Note payable-related parties			432,053		 316,229
     Notes payable-current maturities			 73,107	 	  71,272
     Other current liabilities				 15,545		  21,863
          Total current liabilities			969,504	         652,017

NOTES PAYABLE  						  3,683
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
      authorized; 30,619,826 and 46,894,826 issued,
      respectively					 30,620      	  46,895
     Additional paid-in-capital		    	     20,095,890	      20,132,865
     Accumulated deficit			    (15,852,767)    (17,351,672)
     Treasury stock (1,291,617 and 16,291,617 shares)	 (1,292)        (16,292)
     Accumulated other comprehensive income (loss)	(68,954)
          Total stockholders' equity		      4,203,497        2,811,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $5,176,684	      $3,463,813


   The accompanying notes are an integral part of these financial statements.







						SEARCHHOUND.COM, INC.
					CONSOLIDATED STATEMENTS OF OPERATIONS
					  FOR THE THREE AND SIX MONTHS ENDED
			 	JUNE 30,2001 and JUNE 30,2002 (unaudited)


					THREE MONTHS ENDING  SIX MONTHS ENDING
					     JUNE 30,             JUNE 30,
				  	 2001	   2002	       2001      2002

Revenues			       $559,205  $ 15,632   $745,850  $171,846

Operating expenses:
  Cost of services provided		158,636	   27,025    158,636   141,180
  General and administrative		455,345   296,000    750,819   445,010
  Sales and marketing			 26,216	      316     58,975       491
  Depreciation and amortization		966,551	  157,515  1,845,522   313,696
  Impairment charges				  244,718	     1,048,038

	Total operating expenses     1,606,748	  725,574  2,813,952 1,948,415

Operating loss 			    (1,047,543)  (709,942)(2,068,102)(1,776,569)

Other expense/income - interest	        (2,875)    (3,168)   ( 5,907)    (6,317)

Impairment loss - marketable securities		  (68,953)              (68,953)

Loss from continuing operations	    (1,050,418)	 (782,063)(2,074,009)(1,851,839)


Income from discontinued operations
  (Including gain on disposition of $446,430)	  404,763		352,936

Loss before income taxes	   $(1,050,418)  (377,300)(2,074,009)(1,498,903)

Income taxes				-		-       -	      -

Net loss	                 $(1,050,418) $(377,300)$(2,074,009)$(1,498,903)

Basic and diluted net loss per share
	Continuing operations		$(0.04)    $(0.02)    $(0.08)    $(0.06)
	Discontinued operations		$(0.00)    $ 0.01     $(0.00)    $ 0.01
	Total				$(0.04)    $(0.01)    $(0.08)    $(0.05)

Basic and diluted weighted average
common shares outstanding	   26,878,344   30,589,042 24,930,485 29,958,626

 The accompanying notes are an integral part of these financial statements.

						SEARCHHOUND.COM, INC.
					CONSOLIDATED STATEMENTS OF CASH FLOWS
			                 	FOR THE SIX MONTHS ENDED
			              JUNE 30,2001 and JUNE 30,2002 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:			2001		2002

  Net loss				            ($2,074,009)   ($1,498,903)
    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization		      1,845,522        313,696
      Impairment charges					     1,048,039
      Impairment loss on marketable securities				68,954
      Gain on sale of assets					      (446,430)
      Issuance of common stock for
      	services rendered				233,486		38,250
      Bad debt write off						99,890

    Changes in operating assets and liabilities
    (exclusive of effects of acquisitions and dispositions):

      Accounts receivable			       (114,041)        79,596
      Accounts payable				        (18,048)       206,727
      Other current assets				  4,100
      Related party accounts receivable					10,183
      Other current liabilities	            	         30,600          6,318

  Net cash used in operating activities		        (92,390)       (73,680)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash paid for business acquisitions	        (11,174)
      Fixed asset acquistions				(20,033)
      Security deposits					    513

  Net cash used in investing activities		        (30,694)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on notes payable				 		(5,518)
      Cash acquired from business acquisitions	        121,721
      Cash proceeds from private placement of
      	common stock, net of costs			110,000

Net cash provided by (used in) financing activities     231,721		(5,518)

Net increase (decrease) in cash and cash equivalents    108,637	       (79,198)

Cash and cash equivalents at beginning of period         58,686         102,163

Cash and cash equivalents at end of period	       $167,323        $ 22,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the six month period for:
	Income taxes and interest		      $	-	       $ -
  Noncash financing/investment activities:
	Issuance of related party notes payable
	in payment of accrued expenses		      $	-              $316,206
	Issuance of Treasury Stock				        $15,000
	Transfer of assets and liabilities related
	to business disposition:
		Accounts receivable					$44,910
		Fixed assets net					$37,357
		Notes payable and accrued expenses		       $528,697

The accompanying notes are an integral part of these financial statements.

				SEARCHHOUND.COM, INC. and subsidiaries
			    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2001 and 2002
		(unaudited)

1. Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2002 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

2. Use of estimates

In preparing consolidated financial statements in conformity with accounting priciples generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consoildated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Acutal results could differ from those estimates.

3.  Notes payable-related party

Notes payable-related party consist of the following as of December 31, 2001 and June 30, 2002, respectively.

Note payable 						$ 30,000    $ 30,000
Consideration due related to SoloSearch acquisition      300,000      15,000
Dave L. Mullikin					      -0-    179,359
Note payable                                              102,053     91,847
                                                       ----------  ----------
                                                       $ 432,053    $ 316,206
                                                       ==========  ==========

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note was due on September 30, 2001 and bears interest at 11.5%. Amounts due to related party in the amount of $15,000 as of June 30, 2002 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch. Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised. The remaining note to Officers totals $179,359 was issued on March 20, 2002 and is secured by a pledge agreement backed by 15,000,000 shares issued during May 2002 in the name of SearchHound.com, Inc. but held by the note holder. The Company issued the demand promissory note to its executive officer as consideration for accrued but unpaid wages as of that date. The $91,847 represents the current balance remaining on a note between SoloSearch.com and Cohen Capital Technologies assumed by SearchHound.com, Inc. upon the acquisition of SoloSearch.com on July 11, 2000.

4. Shareholders equity

Common stock issuances

For the quarter ended June 30, 2002, the Company issued 16,275,000 shares of its common stock as follows:

	200,000 unregistered shares were issued to the Board of Directors (50,000 shares to each of four Board members)

	1,000,000 unregistered shares were issued to the Officers of the Company (500,000 shares each)

	75,000 unregistered shares were issued to employees and consultants of the Company

        15,000,000 unregistered shares were issued to SearchHound.com in the form of Treasury Stock as collateral for a pledge Note agreement

5. Legal matters

The Company was sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company responded with a Counterclaim against Mr. Warner. In the Counterclaim, the Company asserts that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete. While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership. The Company has reviewed the carrying value of its investment in JobBankUSA as of March 31, 2002, and given the unpredictable nature of any litigation has determined that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. The resulting impairment charge totaled $803,320 which was recorded during the three months ended March 31, 2002. A mandatory mediation is scheduled on September 4, 2002 by the United States District Court for the Western District of Missouri in Kansas City.

Certain other claims, suits and complaints arising in the normal course with respect to the Company's services may have been filed or are pending against the Company and its subsidiaries. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

6. Related Party Transactions

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $28,397.00 for the six months ended June 30, 2002. The agreement between the Company and Brad N. Cohen was terminated effective with his resignation May 31, 2002.

On May 31, 2002 the Company entered into an asset sale agreement which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Bradley N. Cohen. Mr. Cohen is an officer and director of SearchHound.com, Inc. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following:

1)an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC. in the amount of $285,000 as of the date of sale.

In addition, SearchHound.com, Inc., agreed to pay Mr. Cohen $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities of SearcHound.com, Inc. to Mr. Cohen that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note to Mr. Cohen with a principle amount of $147,030.41, dated March 20, 2002, and any liability that may exist pursuant to the Employment Agreement between SearchHound.com, Inc. and Mr. Cohen dated September 1, 2000.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc. and as a member of the Board of Directors.

7. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $965,000 per quarter of goodwill related to acquisitions of businesses that occurred in 2000 and 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment has been adopted beginning January 1, 2002. SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The effect of the adoption of these standards was the cessation of amortization on goodwill arising from business combinations which resulted in a reduction in amortization expense approximating $1,474,348 for the six months ended June 30, 2002.

8.  Going Concern

Management has initiated an overall plan of restructure and downsizing including improving its balance sheet to be representative of minimal debt, current accounts payable and receivables and continue as a timely and fully reporting public entity with the SEC.

The Company is seeking a larger and more financially strong merger/acquisition partner in order to implement this restructure plan on a timely basis, although no potential merger/acquisition candidate has been identified at the current time. Should an acceptable merger candidate pursue an equity relationship with the company, the Board will likely only consider transactions that would result in a beneficial outcome for the company shareholders. An offer to merge or be acquired would have to be more advantageous for shareholders than continuation of the current operating model to be acceptable to the Board. If such an offer was received then the Board would conduct appropriate due diligence and make a recommendation to shareholders.

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

RESULTS OF OPERATIONS

The Company generated $171,846 in operating revenues for the six month period ending June 30, 2002, and $15,632 in operating revenues for the three month period ending June 30, 2002. The results of operations for the six month period ending June 30, 2002, reflect an operating loss from continuing operations of $1,776,569 as compared to an operating loss of $2,068,102 for the six month period ending June 30, 2001. The results of operations for the three month period ending June 30, 2002, reflect an operating loss from continuing operations of $709,942 as compared to an operating loss of $1,047,543 for the three month period ending June 30, 2001.

The operating losses were attributable to the Company's operating business units generating lower revenue while certain fixed costs and minimum operating expenses exceeded gross margins. The Company did not have sufficient capital to fully deploy and invest in required sales and marketing for its business lines during the period through June 30, 2002, which resulted in less than expected revenue growth. In addition, revenue growth was less than expected because the Company acquired 49% of JobBankUSA during 2001, but was unsucesful in integrating this subsidiary into the company. As a result, the Company did not consolidate JobBankUSA for 2002 and instead carried JobBankUSA as an investment under the equity method of accounting as of December 31, 2001 and as of June 30, 2002.

REVENUE

Revenue from continuing operations for the six month period June 30, 2002 decreased to $171,846 compared to $745,850 for the same period in June 30, 2001. Revenue from continuing operations for the three month period June 30, 2002 decreased to $15,632 compared to $559,205 for the same period in June 30, 2001.The decrease was primarily the result of decreased revenue from the SearchHound.com search engine due to reduction in the number of active advertiser accounts. This reduction was partially offset by an increase in revenue from our third-party advertising to our opt-in email lists.

OPERATING EXPENSES

Cost of revenues of continuing operations. Cost of Revenues consists primarily of costs associated with commissions paid for third-party list brokers. Cost of revenues decreased to $141,180 for the six month period ended June 20, 2002 compared to $158,636 for the same period in 2001. Cost of revenues decreased to $27,025 for the three month period ended June 20, 2002 compared to $158,636 for the same period in 2001.The decrease was primarily the result of decreased revenue from the SearchHound.com search engine due to reduction in the number of active advertiser accounts.

General and administrative expenses for continuing operations consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Additional costs related to designing and maintaining our Web sites and providing the SearchHound.com services, fees paid to outside service providers, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the keyword bidding services and opt-in email lists include salaries of related personnel, payments to consultants, General and administrative expenses were $445,010 for the six month period ended June 30, 2002 compared with $750,819 for the six month period ended June 30, 2001. General and administrative expenses were $296,000 for the three month period ended June 30, 2002 compared with $455,345 for the three month period ended June 30, 2001. The decrease in general and administrative expenses was primarily due to decreased professional, investor relations, decrease in non-cash stock compensation expense, and lower legal and accounting fees, lower travel and entertainment spending and a decrease in rent and other office expenses and a reversal of commissions previously accrued for EarlyBirdDomain registrations.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures for the SearchHound.com search engine advertising campaigns and sponsorships, trade shows and telemarketing and other expenses to attract advertisers to our services, 3) fees to marketing and public relations firms, and 4) payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Almost all of our sales and marketing expenses relate to third-party list brokers and promotion of the SearchHound.com search engine. Our sales and marketing expense was $491 for the six month period ended June 30, 2002 compared to $58,975 for the six month period ended June 30, 2001. Our sales and marketing expense was $316 for the three month period ended June 30, 2002 compared to $26,216 for the three month period ended June 30, 2001. The decrease in sales and marketing expense was related primarily to decreased amounts paid to distribution partners as a result of decreased revenue derived from our contracts with these partners, along with a reduction in the number of marketing, customer service, and sales employees.

Depreciation and Amortization and Impairment Expense. Depreciation and Amortization expense recorded for the six month period ended June 30, 2002 was $313,696 compared with $1,845,522 for the six month period ended June 30, 2001. Depreciation and Amortization expense recorded for the three month period ended June 30, 2002 was $157,515 compared with $966,551 for the three month period ended June 30, 2001. The decrease was principally attributable to changes in recording amortization of goodwill pursuant to SFAS Nos. 141 & 142. SFAS No. 141 & 142 was adopted by SearchHound on January 1, 2002 and required the Company to cease amortization of goodwill arising from business combinations and replace it with a periodic impairment review to determine the appropriate carrying value of such goodwill. Accordingly, substantially all goodwill amortization ceased on January 1, 2002 which served to reduce amortization expense for the six month period ended June 30, 2002. Acquired intangibles such as the SearchHound backbone architecture are still subject to amortization expense which resulted in $300,000 of amortization during the six month period ended June 30, 2002 and $150,000 of amortization during the three month period ended June 30, 2002. In addition, the Company has reviewed the carrying value of its investment in JobBankUSA as of June 30, 2002 under existing accounting guidance and determined that an "other than temporary" decline in market value has occurred because of the pending litigation. Management has determined that given the unpredictable nature of any litigation that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. At March 31, 2002 the Company recorded an impairment charge of $802,320 related to its investment in JobBankUSA.com. Additionally, at June 30, 2002 the Company recorded an impairment charge of $245,718 related to its investment in Godado, FreeAirMiles and MoneyMessage. These matters were the primary reasons depreciation and amortization expense decreased significantly during the six and three months ended June 30, 2002 as compared to 2001 and the impairment charges increased during the respective periods.

DISCONTINUED OPERATIONS

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of Speak Globally, LLC.

On May 31, 2002 the Company entered into an asset sale agreement which sold certain businesses including assets and receivables of Mesia.com and SpeakGlobally.com to Bradley N. Cohen.

Net gain from these discontinued operations totaled $352,936 for the six month period ended June 30, 2002 and $404,763 for the three month period ended June 30, 2002. Gain on sale of these assets is attributed to a reduction in accrued and unpaid payroll to Brad N. Cohen as a result of forgiveness of certain liabilities.

NET LOSS

As a result of the factors described above, the Company incurred a net loss of $1,498,903 or ($0.05) per basic and diluted share for the six month period ended June 30, 2002, compared to a net loss of $2,074,009 or ($0.04) per basic and diluted share for the six month period ended June 30, 2001 and incurred a net loss of $377,300 or ($0.01) per basic and diluted share for the three month period ended June 30, 2002, compared to a net loss of $1,050,418 or ($0.04) per basic and diluted share for the three month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $73,680 for the six month period ended June 30, 2002.

Management has initiated an overall plan of restructure including improving its balance sheet to be representative of a minimal debt, current accounts payable and receivables and continue as a timely and fully reporting public entity with the SEC. The Company will likely seek a larger and more financially strong merger/acquisition partner in order to implement this restructure plan on a timely basis, although no potential merger/acquisition candidate has been identified at the current time. Should an acceptable merger candidate pursue an equity relationship with the company, the Board will only consider transactions that would result in a beneficial outcome for the company shareholders. An offer to merge or be acquired would have to be more advantageous for shareholders than continuation of the current operating model to be acceptable to the Board. If such an offer was received then the Board would conduct appropriate due diligence and make a recommendation to shareholders.

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

Part 2 OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company was sued by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City. A shareholder in the Company by virtue of the Company's acquisition of JobBankUSA.com. Mr. Warner claims that the Company has breached the JobBankUSA Stock Purchase Agreement ("SPA") by failing to provide certain additional shares in the Company. The Company responded with a Counterclaim against Mr. Warner. In the Counterclaim, the Company asserts that Mr. Warner has received all shares he is due pursuant to the SPA and, consequently, that all shares of JobBankUSA.com, Inc. should be transferred to the Company and that the transaction is complete. While it is premature to predict the outcome of this litigation, certain outcomes are possible that may have a negative or positive impact on the Company. Negative outcomes include significant dilution of shareholder equity or an unwinding of the acquisition of JobBankUSA.com, Inc. which would negatively impact the value of the Company. Positive outcomes include completion of the JobBankUSA.com, Inc. acquisition or continued ownership of a substantial share of JobBankUSA.com, Inc. and the cash flow attendant to that ownership. The Company has reviewed the carrying value of its investment in JobBankUSA as of March 31, 2002, and given the unpredictable nature of any litigation has determined that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. The resulting impairment charge totaled $803,320 which was recorded during the three months ended March 31, 2002. A mandatory mediation is scheduled on September 4, 2002 by the United States District Court for the Western District of Missouri in Kansas City.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

(a).  None

(b).  None

(c). On May 6th, 2002, the Company issued 15,000,000 shares of restricted common stock as required under the Notes to Officers totaling $325,368 which was issued on March 20, 2002. On May 31, 2002 under a termination and settlement agreement with Brad N. Cohen the underlying note to Brad N. Cohen was terminated. The remaining note for $179,356 with Dave L. Mullikin remains in place and is collateralized by the 15,000,000 shares of restricted common stock. These shares represent the underlying collateral of a pledge agreement and are issued in the name of SearchHound.com, Inc. (treasury stock) but held by the note holder.

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


ITEM 5.      OTHER INFORMATION

NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Exhibits.

Exhibit
Number       Description
------       -----------
 (3)(i)	     Articles of Incorporation *
 (3)(ii)     By Laws *

 (b)	The company filed a current report form 8K on May 24, 2002 with the
 Securities and Exchange Commission regarding a change in Accountants

 	The company filed a current report form 8K on June 7, 2002 with the Securities and Exchange Commission regarding an asset sale agreement

*   Previously filed with the Commission




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2002


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           -----------------------------------
Dave Mullikin                             Dave Mullikin
Agent on behalf of the Company            President, CEO


/S/ Dave Mullikin
------------------------------
Dave Mullikin, Acting Secretary
Secretary/Treasurer