Form 10QSB
period 2002-09-30
SEARCHHOUND COM INC
filed 2002-11-15
CIK 791115

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the Quarterly Period Ended September 30, 2002

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

                           	12817 Woodson
                         Overland Park, Kansas 66209
                    (Address of principal executive offices)
                                   (Zip Code)


                          200 Main Street Suite 305
                            Kansas City, MO 64105

            (Former name, former address and former fiscal year,
			if changed since last report)


Registrant's telephone number, including area code:       (816) 960-3777

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

As of November 14, 2002, an aggregate of 31,403,209 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  NO X

					INDEX
PART I FINANCIAL INFORMATION..........................................1

     Item 1. Financial Statements.....................................2

          Consolidated Balance Sheets as of December 31, 2001 and
          September 30, 2002 (unaudited)                 ...........2-3

          Consolidated Statements of Operations for the three and
          nine months ended September 30, 2001 and September 30, 2002
          (unaudited)                                    ...........3-4

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2002
          (unaudited)                                   ............4-5

          Notes to Consolidated Financial Statements (unaudited)....5-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................8-11

PART II OTHER INFORMATION............................................11

     Items 1 Legal proceedings.......................................11
     Items 2 Changes in securities and use of proceeds...............11
     Items 3 Defaults Upon Senior Securities.........................11
     Items 4 Submission of matters to a vote of security holders.....11
     Items 5 Other information.......................................11
     Items 6 Exhibits and reports on Form 8-K.....................11-12



						PART 1

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of the company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related notes. In the opinion of management, the consolidated financial statements present fairly the financial condition of the company.


				        SEARCHHOUND.COM, INC.
				    CONSOLIDATED BALANCE SHEETS
				DECEMBER 31, 2001 AND SEPTEMBER 30, 2002


						       DECEMBER 31,     SEPT 30,
							  2001           2002
								     (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents			       $102,163     	$  2,363
     Accounts receivable (no reserve for doubtful
      accounts considered necessary)			244,233		       -
     Related party receivables				 10,183
          Total current assets				356,579		   2,363

FURNITURE, FIXTURES AND EQUIPMENT, net			171,272		  11,403
INTANGIBLE ASSETS, net				      3,844,719	               -
INVESTMENT IN NONCONSOLIDATED SUBSIDIARY	        803,320		       0
OTHER ASSETS, net					    794		     294

TOTAL ASSETS					     $5,176,684	      $   14,060

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable				       $448,799        $ 149,500
     Note payable-related parties			432,053		 316,229
     Notes payable-current maturities			 73,107	 	  71,272
     Other current liabilities				 15,545		  25,021
          Total current liabilities			969,504	         562,022

NOTES PAYABLE  						  3,683
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares authorized;
     30,619,826 and 47,694,826 issued, respectively      30,620      	  47,695
     Additional paid-in-capital		    	     20,095,890	      20,148,065
     Accumulated deficit			    (15,852,767)    (20,727,430)
     Treasury stock (1,291,617 and 16,291,617 shares)	 (1,292)        (16,292)
     Accumulated other comprehensive income (loss)	(68,954)
          Total stockholders' equity		      4,203,497        (547,962)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $5,176,684	      $   14,060


   The accompanying notes are an integral part of these financial statements.







					SEARCHHOUND.COM, INC.
				CONSOLIDATED STATEMENTS OF OPERATIONS
				 FOR THE THREE AND NINE MONTHS ENDED
			 SEPTEMBER 30,2001 and SEPTEMBER 30,2002 (unaudited)


					THREE MONTHS ENDING  NINE MONTHS ENDING
					  SEPTEMBER 30,         SEPTEMBER 30,
				  	 2001	   2002	       2001      2002

Revenues			       $640,492  $ 37,948 $1,386,342   $209,794

Operating expenses:
  Cost of services provided		289,151	    5,000    447,787    146,180
  General and administrative		397,262    28,552  1,147,038    473,561
  Sales and marketing			 15,993	    1,513     74,968      2,004
  Depreciation and amortization		965,507	  156,181  2,812,072    469,877
  Impairment charges				3,252,635             4,300,673

	Total operating expenses      1,667,913	3,443,881  4,481,865  5,392,295

Operating loss 			    (1,027,421)(3,405,933)(3,095,523)(5,182,501)

Other expense/income
  Interest	        		 (3,148)   (3,159)   ( 9,055)    (9,476)
  Gain on reduction in trade payables		   30,000		 30,000
  Lawsuit settlement proceeds			    3,333		  3,333
  Impairment loss - marketable securities	                        (68,954)

Loss from continuing operations	    (1,030,569)(3,375,759)(3,104,578)(5,227,598)


Income from discontinued operations
  (Including gain on disposition of $446,430)	  	                352,936

Loss before income taxes	 $(1,030,569) (3,375,579) (3,104,578)(4,874,662)

Income taxes				-		-       -	      -

Net loss	                 $(1,030,569)$(3,375,579) (3,104,578)(4,874,662)

Basic and diluted net loss per share
	Continuing operations		$(0.04)    $(0.10)    $(0.12)    $(0.17)
	Discontinued operations		$(0.00)    $ 0.00     $(0.00)    $ 0.01
	Total				$(0.04)    $(0.10)    $(0.12)    $(0.16)

Basic and diluted weighted average
common shares outstanding	     27,601,728 31,403,209 25,830,270 30,630,339

 The accompanying notes are an integral part of these financial statements.

					SEARCHHOUND.COM, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS
			               	FOR THE NINE MONTHS ENDED
			     SEPTEMBER 30,2001 and SEPTEMBER 30,2002 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:			2001		2002

  Net loss				            ($3,104,578)   ($4,874,662)
    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization		      2,812,072        469,877
      Impairment charges					     4,300,673
      Impairment loss on marketable securities				68,954
      Gain on sale of assets					      (446,430)
      Issuance of common stock for
      	services rendered				304,206		54,250
      Provision for doubtful accounts			150,271
      Bad debt write off						99,890

    Changes in operating assets and liabilities
    (exclusive of effects of acquisitions and dispositions):

      Accounts receivable			       (295,787)        99,433
      Accounts payable				        118,976        113,574
      Other current assets				 10,260	           500
      Related party accounts receivable					10,183
      Other current liabilities	            	         36,952          9,476

  Net cash used in operating activities		         32,372       ( 94,282)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash paid for business acquisitions	        (11,174)
      Fixed asset acquisitions				(20,033)
      Security deposits					    513

  Net cash used in investing activities		        (30,694)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on notes payable				 		(5,518)
      Cash acquired from business acquisitions	        121,721
      Cash proceeds from private placement of
      	common stock, net of costs			110,000

Net cash provided by (used in) financing activities     231,721		(5,518)

Net increase (decrease) in cash and cash equivalents    233,399        (99,800)

Cash and cash equivalents at beginning of period         58,686        102,163

Cash and cash equivalents at end of period	       $292,085        $ 2,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the nine month period for:
	Income taxes					$ -0-		$-0-
	Interest		     		 	$9,055         $9,476
  Noncash financing/investment activities:
	Issuance of related party notes payable
	in payment of accrued expenses		        $ - 0-        $316,206
	Issuance of Treasury Stock				       $15,000
	Transfer of assets and liabilities related
	to business disposition:
		Accounts receivable				       $44,910
		Fixed assets, net				       $37,357
		Notes payable and accrued expenses		      $528,697

The accompanying notes are an integral part of these financial statements.

		  SEARCHHOUND.COM, INC. and subsidiaries
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2001 and 2002(unaudited)

1. Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2002 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

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

3.  Notes payable-related party

Notes payable-related party consist of the following as of December 31, 2001 and September 30, 2002, respectively.

Note payable 						$ 30,000    $ 30,000
Consideration due related to SoloSearch acquisition      300,000      15,000
Dave L. Mullikin					      -0-    179,359
Note payable                                              102,053     91,870
                                                       ----------  ----------
                                                       $ 432,053    $316,229
                                                       ==========  ==========

The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes. The note was due on September 30, 2001 and bears interest at 11.5%. Amounts due to related party in the amount of $15,000 as of September 30, 2002 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch. Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners informally agreed to not demand payment or charge interest until cash is available through operations or new capital is raised. The remaining note to Officers totals $179,359 was issued on March 20, 2002 and is secured by a pledge agreement backed by 15,000,000 shares issued during May 2002 in the name of SearchHound.com, Inc. but held by the note holder. The Company issued the demand promissory note to its executive officer as consideration for accrued but unpaid wages as of that date. The $91,870 represents the current balance remaining on a note between SoloSearch.com and Cohen Capital Technologies assumed by SearchHound.com, Inc. upon the acquisition of SoloSearch.com on July 11, 2000.

4. Shareholders equity

Common stock issuances

For the nine month period ended September 30, 2002, the Company issued 17,075,000 shares of its common stock as follows:

	200,000 unregistered shares were issued to the Board of Directors (50,000 shares to each of four Board members)

	1,000,000 unregistered shares were issued to the Officers of the Company (500,000 shares each)

	75,000 unregistered shares were issued to employees and consultants of the Company

        15,000,000 unregistered shares were issued to SearchHound.com in the form of Treasury Stock as collateral for a pledge Note agreement

        800,000 unregistered shares were issued to Stueve, Helder, Siegel LLP for legal work

5. Legal matters

The Company settled the suit brought by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City and the Counterclaim against Mr. Warner on September 17, 2002. Mr. Warner returned 2,000,000 shares of SearchHound.com, Inc. common stock, paid the Company $1,055.52 to reimburse monies paid on behalf of an employees health insurance and agreed to pay SearchHound.com, Inc. $10,000 for use of a marketing database while SearchHound.com, Inc. agreed to return 245 shares of stock on JobBankUSA stock.

Certain other claims, suits and complaints arising in the normal course with respect to the Company's services may have been filed or are pending against the Company and its subsidiaries. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.

6. Related Party Transactions

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $28,397.00 for the nine months ended September 30, 2002. The agreement between the Company and Brad
N. Cohen was terminated effective with his resignation May 31, 2002.

On May 31, 2002 the Company entered into an asset sale agreement which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Bradley N. Cohen. Mr. Cohen is an officer and director of SearchHound.com, Inc. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC. in the amount of $285,000 as of the date of sale.

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

The Company maintains a lease agreement with Dave L. Mullikin (acting CEO) to lease space utilized for computer co-location, document storage and Company offices totaling $2,567 per month.

The Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in the position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefit provision.

7. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company amortizes approximately $965,000 per quarter of goodwill related to acquisitions of businesses that occurred in 2000 and 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment has been adopted beginning January 1, 2002. SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The effect of the adoption of these standards was the cessation of amortization on goodwill arising from business combinations which resulted in a reduction in amortization expense approximating $1,474,348 for the nine months ended September 30, 2002.

8.  Impairment Charges

The Company conducted an asset evaluation based on impairment for long-lived assets which included its five web site, database, and exchange servers (asset group) and found that they no longer support revenue or income from continuing operations. This asset group was evaluated based on fair market value of like equipment for sale. The amount written off as a result of this valuation process is $102,635.

Management's review of the SearchHound.com and SoloSearch.com intangible assets yielded that they no longer are capable of generating ongoing revenue as the costs to maintain the sites is in excess of any potential revenue source and therefore their value has been impaired. As a result, an impairment charge of $3,150,000 has been recorded as of September 30, 2002.

9. Going Concern and Management's Plan

The Company has incurred substantial operating losses, a working capital deficit and is experiencing negative cash flows from operations. Revenues are expected to continue to diminish as current assets are sold, discontinued, and sites eliminated. Efforts to sell the assets have not yielded adequate cash flow to continue ongoing operations. Expenses have been reduced to minimal office space, computer operations, hosting, contract support, and administrative and customer support. Efforts are targeted to eliminating current assets and liabilities in order to achieve a financial shell which would interest a merger candidate desirous of becoming the successor company utilizing the public vehicle that SearchHound.com, Inc. has created. Efforts to achieve this will likely result in the issuance of the remaining authorized but unissued shares, affecting a reverse split, eliminating all current Notes and liabilities. As a result, these factors raise substantial doubts about the ability of the Company to continue as a going concern.

Management has initiated an overall plan of restructure and downsizing including improving its balance sheet to be representative of minimal debt, current accounts payable and receivables and continue as a timely and fully reporting public entity with the SEC.

The Company is seeking a larger and more financially strong merger/ acquisition partner in order to implement this restructure plan on a timely basis, although no potential merger/ acquisition candidate has been identified at the current time. Should an acceptable merger candidate pursue an equity relationship with the company, the Board will likely only consider transactions that would result in a beneficial outcome for the company shareholders. An offer to merge or be acquired would have to be more advantageous for shareholders than continuation of the current operating model to be acceptable to the Board. If such an offer was received then the Board would conduct appropriate due diligence and make a recommendation to shareholders.

However, no assurance can be given that the Company will be successful in raising the necessary capital to fund its operations in order to pay its obligations as they become due and that ultimately it will be successful in implementing its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gain of $30,000 as a reduction in liabilities came as a result of negotiating a cash settlement with Bryan Cave through the Company's ability to remit cash in the amount of $10,000.

10.Subsequent Events

On October 31, 2002 the Company completed an Asset Purchase Agreement with Ah-Ha.com, Inc. conveying certain assets of the Company in exchange for settlement of $25,000 in outstanding debt and future proceeds of up to $10,000 in shared revenue from the related assets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Board approved a change in the Company's strategic direction, because of continued cash flow challenges in its operating divisions, its depressed stock price and difficulties raising capital faced by all companies and specifically the high technology industry. In principal the Company would begin to seek a merger opportunity with another company with more financial resources than the Company currently has available. As a result of this merger, it is likely that the Company will sell substantially all of the current operating components of the Company. The Company intends to maintain those subsidiaries and business units, which operated with a positive gross margin and would be more marketable as an ongoing operation. Until such time as a merger is consummated, the Company intends to continue; 1) certain operating units, 2) trading under the ticker symbol "SRHN", and 3) to meet its filing requirements on a timely basis as required by the SEC.

Revenues are expected to continue to diminish as current assets are sold, discontinued, and sites eliminated. Efforts to sell the assets have not yielded adequate cash flow to continue ongoing operations. Expenses have been reduced to minimal office space, computer operations, hosting, contract support, and administrative and customer support. Efforts are targeted to eliminating current assets and liabilities in order to achieve a financial shell which would interest a merger candidate desirous of becoming the successor company utilizing the public vehicle that SearchHound.com, Inc. has created. Efforts to achieve this will likely result in the issuance of the remaining authorized but unissued shares, affecting a reverse split, eliminating all current Notes and liabilities.

Management has initiated an overall plan of restructure and downsizing including improving its balance sheet to be representative of minimal debt, current accounts payable and receivables and continue as a timely and fully reporting public entity with the SEC.

The Company generated $209,794 in operating revenues for the nine month period ended September 30, 2002, and $37,948 in operating revenues for the three month period ended September 30, 2002. The results of operations for the nine month period ended September 30, 2002, reflect an operating loss from continuing operations of $5,182,501 as compared to an operating loss of $3,095,523 for the nine month period ended September 30, 2001. The results of operations for the three month period ended September 30, 2002, reflect an operating loss from continuing operations of $3,405,933 as compared to an operating loss of $1,027,421 for the three month period ended September 30, 2001.

The operating losses were attributable to the Company's operating business units generating lower revenue while certain fixed costs and minimum operating expenses exceeded gross margins. The Company did not have sufficient capital to fully deploy and invest in required sales and marketing for its business lines.

REVENUE

Revenue from continuing operations for the nine month period ended September 30, 2002 decreased to $209,794 compared to $1,386,342 for the same period in September 30, 2001. Revenue from continuing operations for the three month period ended September 30, 2002 decreased to $37,948 compared to $640,492 for the same period in September 30, 2001. The decrease was primarily the result of decreased revenue from the SearchHound.com search engine due to reduction in the number of active advertiser accounts. This reduction was partially offset by an increase in revenue from our third-party advertising to our opt-in e-mail lists.

OPERATING EXPENSES

Cost of revenues of continuing operations. Cost of Revenues consists primarily of costs associated with commissions paid for third-party list brokers. Cost of revenues decreased to $146,180 for the nine month period ended September 30, 2002 compared to $447,787 for the same period in 2001. Cost of revenues decreased to $5,000 for the three month period ended September 30, 2002 compared to $289,151 for the same period in 2001. The decrease was primarily the result of decreased revenue from the SearchHound.com search engine due to reduction in the number of active advertiser accounts.

General and administrative expenses for continuing operations consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Additional costs related to designing and maintaining our Web sites and providing the SearchHound.com services, fees paid to outside service providers, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the keyword bidding services and opt-in e-mail lists include salaries of related personnel, payments to consultants, General and administrative expenses were $473,561 for the nine month period ended September 30, 2002 compared with $1,147,038 for the nine month period ended September 30, 2001. General and administrative expenses were $28,552 for the three month period ended September 30, 2002 compared with $397,262 for the three month period ended September 30, 2001. The decrease in general and administrative expenses was primarily due to decreased professional, investor relations, decrease in non-cash stock compensation expense, and lower legal and accounting fees, lower travel and entertainment spending and a decrease in rent and other office expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures for the SearchHound.com search engine advertising campaigns and sponsorships, trade shows and telemarketing and other expenses to attract advertisers to our services, 3) fees to marketing and public relations firms, and 4) payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Almost all of our sales and marketing expenses relate to third-party list brokers and promotion of the SearchHound.com search engine. Our sales and marketing expense was $2,004 for the nine month period ended September 30, 2002 compared to $74,968 for the nine month period ended September 30, 2001. Our sales and marketing expense was $1,513 for the three month period ended September 30, 2002 compared to $15,993 for the three month period ended September 30, 2001. The decrease in sales and marketing expense was related primarily to decreased amounts paid to distribution partners as a result of decreased revenue derived from our contracts with these partners, along with a reduction in the number of marketing, customer service, and sales employees.

Depreciation and Amortization and Impairment Expense. Depreciation and Amortization expense recorded for the nine month period ended September 30, 2002 was $469,877 compared with $2,812,072 for the nine month period ended September 30, 2001. Depreciation and Amortization expense recorded for the three month period ended September 30, 2002 was $156,181 compared with $965,507 for the three month period ended September 30, 2001. The decrease was principally attributable to changes in recording amortization of goodwill pursuant to SFAS Nos. 141 & 142. SFAS No. 141 & 142 was adopted by SearchHound on January 1, 2002 and required the Company to cease amortization of goodwill arising from business combinations and replace it with a periodic impairment review to determine the appropriate carrying value of such goodwill. Accordingly, substantially all goodwill amortization ceased on January 1, 2002 which served to reduce amortization expense for the nine month period ended September 30, 2002. Acquired intangibles such as the SearchHound backbone architecture are still subject to amortization expense which resulted in $450,000 of amortization during the nine month period ended September 30, 2002 and $150,000 of amortization during the three month period ended September 30, 2002. In addition, the Company has reviewed the carrying value of its investment in JobBankUSA as of September 30, 2002 under existing accounting guidance and determined that an "other than temporary" decline in market value has occurred because of the pending litigation. Management has determined that given the unpredictable nature of any litigation that it is prudent and conservative to reduce the carrying value of its investment in JobBankUSA.com to zero pending the outcome of this litigation. At March 31, 2002 the Company recorded an impairment charge of $802,320 related to its investment in JobBankUSA.com. Additionally, at June 30, 2002 the Company recorded an impairment charge of $245,718 related to its investment in Godado, FreeAirMiles and MoneyMessage. Also, at September 30, 2002 the Company recorded an impairment charge of $3,150,000 related to its investment in SoloSearch and SearchHound. The Company conducted an asset evaluation based on impairment for long-lived assets which included its five web site, database, and exchange servers (asset group) and found that they no longer support revenue or income from continuing operations. This asset group was evaluated based on fair market value of like equipment for sale. The amount written off as a result of this valuation process is $102,635. These matters were the primary reasons depreciation and amortization expense decreased significantly during the nine and three months ended September 30, 2002 as compared to 2001 and the impairment charges increased during the respective periods. Management's review of the SearchHound.com and SoloSearch.com intangible assets yielded that they no longer are capable of generating ongoing revenue as the costs to maintain the sites is in excess of any potential revenue source and therefore their value has been impaired.

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

Net gain from these discontinued operations totaled $352,936 for the nine month period ended September 30, 2002. Gain on sale of these assets is attributed to a reduction in accrued and unpaid payroll to Brad N. Cohen as a result of forgiveness of certain liabilities.

NET LOSS

As a result of the factors described above, the Company incurred a net loss of $4,874,662 or ($0.16) per basic and diluted share for the nine month period ended September 30, 2002, compared to a net loss of $3,104,578 or ($0.12) per basic and diluted share for the nine month period ended September 30, 2001 and incurred a net loss of $3,375,759 or ($0.10) per basic and diluted share for the three month period ended September 30, 2002, compared to a net loss of $1,030,569 or ($0.04) per basic and diluted share for the three month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $94,282 for the nine month period ended September 30, 2002.

The Company has incurred substantial operating losses, a working capital deficit and is experiencing negative cash flows from operations. Revenues are expected to continue to diminish as current assets are sold, discontinued, and sites eliminated. Efforts to sell the assets have not yielded adequate cash flow to continue ongoing operations. Expenses have been reduced to minimal office space, computer operations, hosting, contract support, and administrative and customer support. Efforts are targeted to eliminating current assets and liabilities in order to achieve a financial shell which would interest a merger candidate desirous of becoming the successor company utilizing the public vehicle that SearchHound.com, Inc. has created. Efforts to achieve this will likely result in the issuance of the remaining authorized but unissued shares, affecting a reverse split, eliminating all current Notes and liabilities. As a result, these factors raise substantial doubts about the ability of the Company to continue as a going concern.

Subsequent Events

On October 31, 2002 the Company completed an Asset Purchase Agreement with Ah-Ha.com, Inc. conveying certain assets of the Company in exchange for settlement of $25,000 in outstanding debt and future proceeds of up to $10,000 in shared revenue from the related assets.


Part 2 OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company settled the suit brought by Brett Warner in the United States District Court for the Western District of Missouri in Kansas City and the Counterclaim against Mr. Warner on September 17, 2002. Mr. Warner returned 2,000,000 shares of SearchHound.com, Inc. common stock, paid the Company $1,055 to reimburse monies paid on behalf of an employees health insurance and agreed to pay SearchHound.com, Inc. $10,000 for use of a marketing database while SearchHound.com, Inc. agreed to return 245 shares of stock on JobBankUSA stock.

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

(c).  None

(d).  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

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
 (3)(ii)     By Laws *

 	(b) The company filed a current report form 8K on May 24, 2002 with the Securities and Exchange Commission regarding a change in Accountants

 	The company filed a current report form 8K on June 7, 2002 with the Securities and Exchange Commission regarding an asset sale agreement

 	The company filed a current report form 8K on August 26, 2002 with the Securities and Exchange Commission regarding a change in the company's strategic direction, termination of employment contract of David Mullikin, resignation of board members

 10.1	Consulting Agreement

 99.1	Certification Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002
 99.2	Settlement Agreement and Mutual Release with Brett Warner
 99.3	Asset Purchase Agreement with Ah-Ha.com, Inc.
 99.4	Partial Settlement Agreement

*   Previously filed with the Commission




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2002


SEARCHHOUND.COM, INC.
A NEVADA CORPORATION

by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           ------------------------------
Dave Mullikin (Acting)                    Dave Mullikin
Agent on behalf of the Company            Acting CEO


/S/ Dave Mullikin
------------------------------
Dave Mullikin, Acting Secretary
Secretary/Treasurer


CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dave L. Mullikin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SearchHound.com, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/S/ Dave Mullikin
-----------------
Dave Mullikin
Agent on behalf of the Company and Acting CEO


/S/ Dave Mullikin
------------------------------
Dave Mullikin, Acting Secretary
Secretary/Treasurer



Exhibit 10.1

CONSULTING AGREEMENT

This Consulting Agreement (identified as the "Agreement") is entered into as of the 14th day of November 2002 and the terms and conditions outlined herein will commence on November 14, 2002 ("Effective Date"), by and between SearchHound.com, Inc., a Nevada corporation ("Employer" or the "Company") and Dave L. Mullikin. ("Consultant") (both of whom are sometimes hereinafter referred to collectively as the "Parties" and each individually as a "Party").

RECITALS

Employer is in the business of operating a publicly held Internet technologies company with multiple subsidiary operations and requires a Chief Executive Officer to seek a merger partner for the company, maintain SEC requirements, ensure that the company continues to actively trade over the OTCBB market, contract outside contractors to maintain limited operations, and dispose of non-performing assets. The Employer believes that the Consultant's services will be critical to the completion of these initiatives. Accordingly, the Employer wishes to retain Consultant as its acting Chief Executive Officer through completion of the above noted activities. Both Consultant and Employer desire to embody the terms and conditions of Consultant's consulting in a written agreement, which will supersede all prior agreements of consulting, whether written or oral. Now, therefore, in consideration of the mutual covenants, duties, obligations and conditions contained herein, the parties agree as follows:

DUTIES OF CONSULTANT

Consultant agrees to devote a limited effort to the business specifically as outlined herein, to use reasonable efforts to assist the Employer in its pursuit of the outlined business goals. The Consultant agrees to continue on the Board of Directors.

TERM OF CONSULTANCY

Employer hereby employs Consultant and Consultant hereby accepts consulting with Employer for an indefinite period.

COMPENSATION AND OTHER BENEFITS

As compensation for services rendered pursuant to this Agreement, Employer shall pay to Consultant the sum of $1.00 per month. Employer will reimburse reasonable business expenses. The Consultant will receive no additional compensation for being a member of the Board of Directors.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date signed below.

Agreed and Accepted this fourteenth day of November 2002.

---------------------------

Dave L. Mullikin, Consultant

---------------------------

Dave L. Mullikin, President and CEO
SearchHound.com, Inc.

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SearchHound.com, Inc. (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

/S/ Dave Mullikin
-----------------
Dave Mullikin
Agent on behalf of the Company and Acting CEO


/S/ Dave Mullikin
------------------------------
Dave Mullikin, Acting Secretary
Secretary/Treasurer



Exhibit 99.2

	SETTLEMENT AGREEMENT AND MUTUAL RELEASE

This Settlement Agreement and Mutual Release (Agreement) is made this 17th day of September, 2002, by and between Brett Warner (Plaintiff) and SearchHound.com, Inc. (Defendant) with the express purpose and intention to forever compromise, settle, release and resolve all claims between Plaintiff and Defendant.
WHEREAS, Plaintiff has made claims against Defendant in the case styled Brett Warner v. SearchHound.com, Inc., Civil Action No. 02-0331-CV-W-DW (the Litigation) now pending in the United States District Court for the Western District of Missouri; and WHEREAS, no party hereto has admitted any fault, negligence, responsibility, culpability or liability on their part in any respect whatsoever; and WHEREAS, notwithstanding the foregoing Plaintiff and Defendant in recognition of the costs and uncertainties of proceeding further in the Litigation desire to adjust and settle all claims that were raised or could have been raised in the above-referenced Litigation.
NOW, THEREFORE, for and in consideration of the above and of the covenants, undertakings and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, the parties agree as follows:
1. This Agreement shall not in any way be construed as an admission by any party that any party acted wrongfully in any respect.
2. Defendant shall transfer 245 shares of JobBankUSA stock to Plaintiff.
3. Plaintiff will transfer 2,000,000 shares of SearchHound.com stock to Defendant.
4. Plaintiff shall pay to Defendant One Thousand Fifty-Five and 52/100 Dollars ($1,052.52) to reimburse Defendant for health insurance costs incurred on behalf of a JobBankUSA employee, via cashier's or certified check, and shall be paid contemporaneously with the execution of this agreement.
5. In exchange for a payment of Ten Thousand Dollars ($10,000.00) made by Plaintiff to Defendant, Defendant shall issue a six (6) month non-revocable license for the use of SearchHound.com's opt-in Webmaster list consisting of approximately one and one-half (1.5) million valid webmaster e-mail addresses. SearchHound.com licenses this list as is and makes no representations and warranties about any aspect of the list. The list shall be used only to market plaintiff's services business and shall not be resold or licensed to any other party. In the event plaintiff breaches this agreement by selling or licensing the list to a third party, plaintiff shall pay as liquidated damages to defendant the greater of $10,000 or twice the amount paid or value received in consideration of such sale or licensing. The license shall be issued to Brett Warner and JobBankUSA, Inc., including, but not limited to, its subsidiary LinkBroadcaster.com. The six (6) month time period of the non-revocable license shall begin upon the date the list is delivered. The $10,000.00 payment as stated above shall be via cashier's or certified check and made as follows:
(a) The payment of $3,333.33 shall be made at the time of execution of this Agreement.
(b) A payment of $3,333.33 shall be made thirty (30) days from the date of the delivery of the Webmaster list;
(c) A payment of $3,333.33 shall be made sixty (60) days from the date of the delivery of the Webmaster list.
6. Plaintiff will cause to be filed a dismissal with prejudice in the Litigation. Defendant will cause to be filed a Dismissal with prejudice in the Litigation relating to its counterclaim. The dismissals will reflect that each party is to bear its own costs.
7. The promises and consideration recited herein are exchanged in FULL AND FINAL SETTLEMENT of all claims by the parties which were or may have been raised in the above-described Litigation.
8. Plaintiff does hereby RELEASE AND FOREVER DISCHARGE Defendant, its officers, directors, partners, employees, agents, servants, personal representative or successors of them from any and all liability, actions, demands or suits whatsoever, including those which were or might have been asserted in the above-described Litigation.
9. Defendant does hereby RELEASE AND FOREVER DISCHARGE Plaintiff, JobBankUSA, its officers, directors, partners, employees, agents, servants, personal representative or successors of them from any and all liability, actions, demands or suits whatsoever, including those which were or might have been asserted in the above-described Litigation.
10. The parties agree that they participated jointly in the negotiation of this Settlement Agreement and Mutual Release and in the preparation of this Agreement and that each party has obtained the advice of legal counsel. Accordingly, it is agreed that no rule of construction shall apply against any party or in favor of any party and instead this Agreement shall be construed as if the parties jointly prepared this Agreement and any uncertainty or ambiguity shall not be interpreted against any one party and in favor of the other.
11. The parties warrant and agree that the tax consequences to each of them, if any, from the transactions described in this Agreement will be borne by each of them individually without recourse against any other party to this Agreement.
12. The provisions of this Agreement are severable and if any other part of this Agreement is found to be unenforceable the remainder will remain fully valid and enforceable.
13. This Agreement sets forth the entire agreement between the parties and fully supersedes any and all prior agreements, undertakings or understandings between the parties pertaining to the subject matter of this Agreement. This Agreement shall bind the parties= heirs, administrators, executors, representatives, attorney successors and assigns. The parties, and each of them, voluntarily entered into this Agreement which is contractual in nature and contains a release as set forth in paragraphs 9 and 10.
14. This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.
15. This Agreement shall be governed by the substantive law of Missouri.
16. The parties acknowledge that this Agreement is a legal document with legal consequences. The parties make assurances that they have carefully read and fully understand all the provisions of the Agreement, that each of them is duly authorized to execute this Agreement, that they have discussed this Agreement with their attorney to the extent they deemed it appropriate and have received advice of counsel on the appropriateness of the Agreement and of their entering into this Agreement.

PLAINTIFF

________________________________________
Brett Warner


DEFENDANT

SEARCHHOUND.COM, INC.

By:_______________________________________
Title:

Reviewed and Approved
as to form and content:

_________________________________
Michael J. Abrams
Counsel for Plaintiff

_________________________________
Jan P. Helder, Jr.
Counsel for Defendant



Exhibit 99.3

ASSET PURCHASE AGREEMENT between SearchHound.com, Inc. and Ah-Ha.com, Inc.

This Agreement is entered into on October 31, 2002 by and between SearchHound.com, Inc., a Nevada corporation (the "Seller") and, Ah-ha.com, Inc.; a Utah Corporation (the "Buyer"). The Buyer and the Seller are referred to collectively herein as the "Parties."

The Buyer desires to purchase from Seller the Acquired Assets, as defined herein.

Now, therefore, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows.

1. Basic Transaction.

(a) Purchase and Sale of Assets. On and subject to the terms and conditions of this Agreement, the Seller hereby sells, transfers, conveys, and delivers to the Buyer, all of the Acquired Assets for the consideration specified below in Paragraph 1(c). For purposes of this Agreement, the term Acquired Assets shall be the assets described and listed in Exhibit A.

(b) Assumption of Liabilities. No liabilities shall be assumed by Buyer.

(c) Purchase Price. The Purchase Price shall equal 1) the outstanding balance owed by Seller to Buyer represented in a certain consulting agreement with a current outstanding principle balance of Twenty-Five Thousand Dollars ($25,000.00), 2) $3,000 cash payment from Buyer to Seller due upon signing of this agreement, and 3) an additional $7,000 cash payment from Buyer to Seller due upon receipt of Buyer generating gross revenue from assets described on Exhibit A, of which 50% of such gross revenue shall be paid to Seller until such time that the additional the $7,000 is satisfied.

The Parties hereto acknowledge that, an independent valuation was not completed, however it is accepted that the value of the Acquired Assets is equal to the consideration provided in the Purchase Price. As a result, the difference, if any, in the value of the Acquired Assets and the amounts owed pursuant to the
amounts previously owed to Buyer shall be deemed forgiven.   Buyer hereby
releases Seller from any and all liability that Seller may have to it related to any amounts previously owed to Buyer.

(d) Allocation. The Parties agree to allocate the Purchase Price among the Acquired Assets for all purposes (including financial accounting and tax purposes) in accordance with the allocation schedule attached hereto as Exhibit A.

2. Representations and Warranties of the Seller. The Seller represents and warrants to the Buyer that the statements contained in this Paragraph 2 are correct and complete as of the date of this Agreement.

(a) Organization of the Seller. The Seller is a corporation, duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

(b) Authorization of Transaction. The Seller has full power and authority to execute and deliver this Agreement and to perform its obligations hereunder.

(c) Non-contravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Seller is subject or any provision of its charter or Bylaws. The Seller does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions described in this Agreement.

(d) Brokers' Fees. The Seller has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Buyer could become liable or obligated.

(e) Title to Tangible Assets. The Seller has good and marketable title to the Acquired Assets.

(f) Legal Compliance. To the Knowledge of the Seller, the Seller has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), except where the failure to comply would not have a material adverse effect upon the financial condition of the Seller.

3. Representations and Warranties of the Buyer. The Buyer represents and warrants to the Seller that the statements contained in this Paragraph 3 are correct and complete as of the date of this Agreement and will be correct and complete.

(a) Organization of the Buyer. The Buyer is a Corporation, duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization.

(b) Authorization of Transaction. The Buyer has full power and authority to execute and deliver this Agreement and to perform its obligations hereunder.

(c) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or Operating Agreement. The Buyer does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions described by this Agreement.

(d) Brokers' Fees. The Buyer has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Seller could become liable or obligated.

(e) Royalties: The Buyer has no liability or obligation to pay any Royalties or commissions to any party.

(f) Undisclosed Liabilities. The asset has not liability, indebtedness, obligation, expense, claim, deficiency, guaranty, or endorsement of any type.

4. Miscellaneous.

(a) No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors.

(b) Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, to the extent they related in any way to the subject matter hereof.

(c) Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors.

(d) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

(e) Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

(f) Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Utah without giving effect to any choice or conflict of law provision or rule (whether of the State of Utah or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Utah.

(g) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

(h) Expenses. The Buyer and the Seller will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

(l) Incorporation of Exhibits. The Exhibits identified in this Agreement are incorporated herein by reference and made a part hereof.

Seller Indemnity. Seller will defend, indemnify and hold Buyer and its Affiliates and their respective officers, directors and representatives harmless from and against any and all damages, liabilities, costs and expenses (including reasonable attorney's fees) incurred as a result of any third party claim arising out of any breach or alleged breach by Seller of any representation, warranty or obligation of Seller set forth in this Agreement. In connection with any such proceeding, Buyer will (i) give Seller prompt notice of any such claim or action, (ii) allow Seller to control of the defense or any settlement (provided that Seller will not, without the consent of Buyer, enter into any settlement that reasonably can be expected to require a material affirmative obligation of, result in any ongoing material liability to or materially prejudice Buyer or any of its Affiliates in any way), and (iii) provide such cooperation, at Seller's expense, in Seller's defense or settlement of the claim or action as Seller may reasonably request. Buyer may participate in the defense and settlement of any such claim with counsel of its own choosing at its sole expense.


IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.

BUYER
Ah-ha.com, Inc.

By: _______________________


SELLER
SearchHound.com, Inc.

By: ___________________________
Dave L. Mullikin, acting CEO

Acquired Assets

The term Acquired Assets, as used in the foregoing Agreement, shall include the following:

a.	HOWL electronic newsletter.
b.	database for HOWL including all HOWL subscribers
	(active, inactive, and unsubscribed)
c.	publishing software, scripts, code
d.	prior issues of HOWL

The Acquired Assets shall include all of the assets named above, whether tangible or intangible, including all web sites, software, data lists, and customer lists.



Exhibit 99.4

PARTIAL SETTLEMENT AGREEMENT

	This Agreement is dated as of September 23, 2002 and is by and between Bryan Cave LLP (BC) and SearchHound.com, Inc. (SH).

	WHEREAS, BC served as legal counsel to SH for a period of time ending on May 15, 2002 and has submitted to SH all bills for such period;

	WHEREAS, SH still owes BC the sum of $96,431.69 for services rendered and costs (the Outstanding Amount), which is evidenced in part by a promissory note (Note) dated December 14, 2001, in principal amount of $63,538.54 by SH to BC and a pledge and security agreement (Agreement) dated December 14, 2001 in which SH pledged to BC 1,291,617 shares of its common stock (the Pledged Stock) as partial collateral;

	WHEREAS, the value of the Pledged Stock is less than the Outstanding Amount by the sum of $32,893.15.

	NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the parties hereby agree as follows:

1. SH shall pay to BC the sum of $10,000, which will be applied against, and will reduce, the Outstanding Amount by the amount of $32,893.15.
2. BC shall retain the Note, and shall retain the Pledged Stock as collateral against full payment of the Note.
3. The $10,000 payment referenced in Section 1 shall not be deemed a payment of principal under the Note.
4. SH acknowledges and agrees that:
a. BC has not represented SH in any legal capacity, or otherwise, in connection with this Agreement or the discussions relating thereto;
b. SH has had the opportunity to review this Agreement and discuss this Agreement with its own, separate legal counsel; and
c. SH understands the provisions of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement by duly authorized representatives.

SearchHound.com, Inc.				Bryan Cave LLP
By: __________________________			By: ________________________
    David Mullikin, President			    Herbert Kohn, Partner