Form 10KSB
period 2002-12-31
SEARCHHOUND COM INC
filed 2003-03-28
CIK 791115

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                         FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE
                         ACT OF 1934
         For the Fiscal Year Ended December 31, 2002

               Commission File Number: 0-19471

                    SEARCHHOUND.COM, INC
   (Exact name of registrant as specified in its charter)

    Nevada					91-1942841
    ------					----------
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

                        12817 Woodson
                 Overland Park, Kansas 66209
          (Address of principal executive offices)
                         (Zip Code)


Registrant's telephone number, including area code:	   (913) 568-8133

Securities registered pursuant to Section 12(b) of the Act:None.

Securities registered pursuant to Section 12(g) of the Act:Common Stock,
   							   50,000,000 shares
   							   authorized:$.001 par
   							   value per share,
   							   681,946 shares issued

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the fiscal period ended December 31, 2002 was $257,927

As of December 31, 2002, the aggregate number of shares of Common Stock held by non-affiliates was 417,478 shares

As of December 31, 2002, the aggregate number of shares outstanding of the registrant's Common Stock was 681,946 since December 31, 2002 the registrant's Common Stock has traded regularly with the lowest closing price of $0.20) representing a $136,390 market value to a high closing of $0.51 representing a $347,790 market valuation. See Item 5.

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

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13      Exhibits and Reports on Form 8-K

Item 14      Controls and procedures




                           PART I


  CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

ITEM 1. BUSINESS

SearchHound.com, Inc. is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting and reporting purposes. Specifically, SearchHound.com 2000, Ltd. was treated as the acquirer of Pan International due to the fact that the shareholders of Searchound.com 2000, Ltd. received 70.3% of the total shares outstanding upon consummation of the merger. Accordingly, the focus of this report is solely on the ongoing business of SearchHound.com, Inc. (prior to the name change - Searchound.com 2000 Ltd.).

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

Searchound.com 2000, Ltd. was formed on April 11, 2000 to affect the purchase of the intellectual property and website assets representing the Searchound.com backbone architecture. The shareholders of Searchound.com 2000, Ltd. completed the purchase of these intangible assets on June 1, 2000 for total cash consideration of $3,000,000 and simultaneously contributed the assets to SearchHound.com 2000, Ltd. in exchange for 70.3% of Searchound.com 2000,
Ltd., common stock.

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., Kirk C. Reivich, and October Capital, L.L.C., for an aggregate of 72,388 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound (closing price on May 3, 2000) and the $300,000 cash consideration. Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound. Founded in 1999, Kansas City-based SoloSearch.com is an intelligent Internet search and content management tool.

The new management team devoted significant resources to building the management team, integrating the two businesses, and developing revenue streams during the periods of July 2000 through September 2000. Operating revenues began in September 2000. SearchHound.com, Inc. (the "Company" or "SearchHound") operated an online technology based enterprise business that is a destination for Webmasters and small business owners who want to make their Website more accessible to Internet users. SearchHound has its principal offices located in Overland Park, Kansas and serves as a holding company for various internet-based businesses.

During 2001, management devoted substantial attention to growing revenues through acquisitions and in that respect, completed six separate acquisitions during the year ended December 31, 2001:

On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado UK, Ltd. ("Godado") for total consideration consisting of 3,731 unregistered shares of SearchHound common stock. Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 18,433 unregistered shares of SearchHound common stock. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage,LLC,FastCashOffers.com and EarlyBirdDomain.com for total consideration consisting of a warrant to purchase 2,239 unregistered shares of SearchHound common stock and an earn-out agreement for a period of 24 months following closing. The earn-out is equal to 10% of the net income recorded and collected over the first 18 months and reducing to 5% for the remaining 6 months.The warrant price is set at $14.07 per share which was equivalent to average trading price over the last 30 days prior to closing.
The warrant carries a two-year term commencing on the June 30, 2001 closing date.

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc. for total consideration consisting of the following: 1) a warrant to purchase 5,224 unregistered shares of SearchHound common stock at a price of $10.05 per share and a term of two years, 2) 1,716 unregistered shares of common stock, and 3) an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 18-month period subsequent to the acquisition from the acquired entities existing revenue streams.Such warrants contain a strike price equivalent to market at the date granted.Mesia.com, Inc. is based in Reston, Virginia and is considered a leader in direct email marketing via its websites; Mesia.com, Utopiad and PortofOne.com.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of SpeakGlobally, LLC for total consideration consisting of the following: 1) a warrant to purchase 1,493 unregistered shares of SearchHound common stock at a price of $2.68 per share and a term of two years, 2) 1,493 unregistered shares of common stock, and 3)an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 12-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Speak Globally, LLC is based in Kalamazoo, Michigan and St. Petersburg, Russia and operates as an internet-based web development company.

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002, for total consideration consisting of 29,851 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration was subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues prior to March 28, 2002. Total consideration was not to exceed 59,702 shares nor less than 29,851 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms. The Company and the Seller did not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquired reaching the minimum revenue levels specified in the contract. The Seller filed a lawsuit relative to this transaction during 2002. The Company and the Seller entered into a settlement agreement on September 17, 2002, which effectively rescinded the purchase transaction and the 29,851 shares of Company stock issued in the transaction was returned to the Company in consideration for the return of the JobBank USA, Inc. stock. In addition, the Seller was required to pay the Company $1,056 to reimburse the Company for health insurance provided and $10,000 for use of the Company's marketing database.

During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The
Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of December 31, 2002, the Company has disposed of most of its operating businesses and ceased all operating activities. The businesses that have not been disposed of at December 31, 2002, have been reduced to their estimated fair value. The consolidated financial statements reflect the businesses sold or to be sold as discontinued operations. Revenues attributable to the discontinued operations aggregated $1,103,041 and $257,927 for the years ended December 31, 2001 and 2002, respectively. Net losses attributable to the discontinued operations aggregated $13,499,302 and $4,616,499 for the years ended December 31, 2001 and 2002, respectively. During January 2003, all remaining businesses have been disposed.

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate:

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Brad Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC in the amount of $285,000 as of the date of sale.

In addition, SearchHound.com, Inc., agreed to pay Mr. Cohen $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities of SearchHound.com, Inc. to Mr. Cohen that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note to Mr. Cohen with a principle amount of $147,030.41, dated March 20, 2002, and any liability that may exist pursuant to the Employment Agreement between SearchHound.com, Inc. and Mr. Cohen dated September 1, 2000. The net effect of the sale of these assets to Mr. Cohen was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc.and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin :

a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,
b. Customer lists, email names and addresses (for each domain)
c. Software, programming code, intellectual property (for each domain)
d. Certain computer and office equipment

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest. Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 181,292 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity):

a.  EarlyBirdDomain.com domain,
b. Database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and
c.  EarlyBirdDomain clients, customers

The net book value of the net assets sold approximated $0 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and
was effective on December 30, 2002.   The consolidated financial statements
reflect this reverse stock split on retroactive basis.

During January 2003, the Company issued an aggregate of 380,094 shares of common stock in consideration for the cancellation of outstanding notes payable approximating $175,000, accrued interest approximating $22,850 and accrued wages payable of $114,500.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 225,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation aggregating $63,000.

PLAN OF OPERATION
During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of December 31, 2002, the Company has disposed of most of its operating businesses and ceased all operating activities. The businesses that have not been disposed of at December 31, 2002, have been reduced to their estimated fair value. The accompanying financial statements reflect the businesses sold or to be sold as discontinued operations. Revenues attributable to the discontinued operations aggregated $1,103,041 and $257,927 for the years ended December 31, 2001 and 2002, respectively. Net losses attributable to the discontinued operations aggregated $13,499,302 and $4,616,499 for the years ended December 31, 2001 and 2002, respectively. During January 2003, all remaining businesses have been disposed.

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has ceased all operations and has or is in the process of disposing of all of its operating businesses at December 31, 2002. Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently seeking a merger partner and has had discussions with several candidates but have no formal or informal agreements or understandings with respect to a potential merger transaction. After completing the January 2003 disposal and share issuance transactions, management believes that it has reduced outstanding debt and ongoing operating costs to a level that will provide the Company adequate time to pursue and complete a merger transaction although, there is no assurance that the Company will be able to complete these plans. Should Management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern.

ITEM 2. DESCRIPTION OF PROPERTIES

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $28,397 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen was terminated effective with his resignation on May 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.


ITEM 3. LEGAL PROCEEDINGS

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002, for total consideration consisting of 29,851 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration was subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues prior to March 28, 2002. Total consideration was not to exceed 59,702 shares nor less than 29,851 regardless of the conditions. The Company and the Seller did not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquired reaching the minimum revenue levels specified in the contract. The Seller filed a lawsuit relative to this transaction during 2002. The Company and the Seller entered into a settlement agreement on September 17, 2002, which effectively rescinded the purchase transaction and the 29,851 shares of Company stock issued in the transaction was returned to the Company in consideration for the return of the JobBank USA, Inc. stock. In addition, the Seller was required to pay the Company $1,056 to reimburse the Company for health insurance provided and $10,000 for use of the Company's marketing database.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002, through the solicitation of proxies or otherwise.

                           PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is quoted on the NASD's OTC Bulletin Board electronic system under the ticker symbol SHND.

The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the years ended December 31, 2001 and 2002. These prices have been adjusted to reflect the1 for 67 reverse stock split which was effective on December 30, 2002. Quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


Quarter            Year          High		Low
-------            ----          -----		----
Jan-Mar            2001         $54.27         $10.05
Apr-Jun            2001          50.25		10.72
Jul-Sep            2001          16.08	 	 6.03
Oct-Dec            2001           8.04	 	 2.07

Jan-Mar            2002           3.55	 	 1.41
Apr-Jun            2002           2.35	 	 0.34
Oct-Dec            2002           0.67	 	 0.10



As of December 31, 2002 there were approximately 500 holders of record of the Registrant's common stock.

During the years ended December 31, 2001 and 2002; the Registrant did not declare or pay any cash dividends. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future. The Company's Board of Directors approved a one for sixty-seven share reverse stock split for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The accompanying financial statements and related disclosures reflect this reverse stock split on retroactive basis.

For the year ended December 31, 2002, the Company issued 254,850 shares of its common stock as follows:

    1,492 unregistered shares were issued to members of the Board of Directors (746 shares to each of 2 members) for services rendered

    16,418 shares were issued to the officers of the Company in lieu of cash compensation

    1,120 unregistered shares were issued to employees and consultants of the Company in lieu of cash compensation

    223,880 shares of common stock were issued to treasury and serve as collateral for Note payable to a related party.

    11,940 shares were issued to a law firm as compensation for legal services performed on behalf of the Company

A total of 29,851 shares of common stock was returned and cancelled during 2002, pursuant to the settlement agreement with Brett Warner relative to a lawsuit involving the Company's investment in JobBankUSA.

For the year ended December 31, 2001, the Company issued 126,317 shares of its common stock as follows:

    25,373 unregistered shares were issued to shareholders of Godado UK, Ltd., FreeAirMiles, Inc., MoneyMessage, LLC, FastCashOffers.com and
    EarlyBirdDomain.com, Mesia.com, Inc. and Speak Globally, LLC in connection with their acquisition.

    29,851 shares were issued to the shareholder of JobBank USA, Inc. for the acquisition of 49% of its common stock.

    8,458 unregistered shares were issued pursuant to a Private Placement memorandum. Such common shares were issued for cash consideration of $114,900. Certain of the purchasers also received detachable common stock purchase warrants.

    43,357 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2001. The Form S-8 authorizes the grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company.

    19,278 shares of common stock were issued as treasury stock and serves as collateral for a note payable to a creditor.

For the period ended December 31, 2000, the Company issued 378,815 shares of its common stock as follows:

    201,492 unregistered shares were issued to former shareholders of SearchHound.com 2000 Ltd. In connection with the reverse acquisition dated June 1, 2000.

    81,891 shares were outstanding as of the merger date (June 1, 2000) with Pan International in connection with the reverse acquisition.

    72,388 unregistered shares were issued to the shareholders of SoloSearch on July 11, 2000.

    93,860 unregistered shares were issued pursuant to a Private Placement memorandum. Such common shares were issued for cash consideration. Certain of the purchasers also received detachable common stock purchase warrants.

    13,661 shares of common stock were issued and registered pursuant to a Registration Statement on Form S-8.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future,""intends" and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements regarding management's ability to consummate a merger transaction. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons.

RESULTS OF OPERATIONS

During 2002, the Board of Directors approved a change in the Company's strategic direction, because of significant operating losses, continued cash flow challenges, its depressed stock price and difficulties raising debt/equity capital faced by all companies and specifically the high technology industry. In principal, the Board committed the Company to plan which would include the disposal of all operating businesses, the reduction of cash operating costs, the reduction of outstanding debt through the exchange of stock or other nonmonetary assets, and to seek a merger opportunity with another company with more financial resources than the Company currently has available. As of December 31, 2002, the Company has disposed of most of its operating businesses and ceased all operating activities. The businesses that have not been disposed of at December 31, 2002, have been reduced to their estimated fair value.
The consolidated financial statements reflect the businesses sold or to be sold as discontinued operations as of December 31, 2002 and retroactively for the year ended December 31, 2001. Revenues attributable to the discontinued operations aggregated $1,103,041 and $257,927 for the years ended
December 31, 2001 and 2002, respectively. Net losses attributable to the discontinued operations aggregated $13,499,302 and $4,616,499 for the years ended December 31, 2001 and 2002, respectively. During January 2003, all remaining businesses have been disposed.

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate:

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Brad Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC in the amount of $285,000 as of the date of sale.

In addition, SearchHound.com, Inc., agreed to pay Mr. Cohen $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities of SearchHound.com, Inc. to Mr. Cohen that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note to Mr. Cohen with a principle amount of $147,030.41, dated March 20, 2002, and any liability that may exist pursuant to the Employment Agreement between SearchHound.com, Inc. and Mr. Cohen dated September 1, 2000. The net effect of the sale of these assets to Mr. Cohen was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc.and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin :

a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,
b. Customer lists, email names and addresses (for each domain)
c. Software, programming code, intellectual property (for each domain)
d. Certain computer and office equipment

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest.
Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 181,292 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity):

a. EarlyBirdDomain.com domain,
b. Database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and
c. EarlyBirdDomain clients, customers

The net book value of the net assets sold approximated $0 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and
was effective on December 30, 2002.   The consolidated financial statements
reflect this reverse stock split on retroactive basis.

During January 2003, the Company issued an aggregate of 380,094 shares of common stock in consideration for the cancellation of outstanding notes payable approximating $175,000, accrued interest approximating $22,850 and accrued wages payable of $114,500.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 225,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation aggregating $63,000.

The Company is currently seeking a merger partner and has had discussions with several candidates but have no formal or informal agreement or understandings with respect to a potential merger transaction. After completing the January 2003 disposal and share issuance transactions, management believes that it has reduced outstanding debt and ongoing operating costs to a level that will provide the Company adequate time to pursue and complete a merger transaction although, there is no assurance that the Company will be able to complete these plans. Should Management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern.

OPERATING EXPENSES

Operating expenses consists primarily of legal, accounting and investor relations costs that are associated with the company continuing as a public reporting entity. The increase in such costs ($41,974) from 2001 as compared to 2002, reflect the legal costs associated with the JobBankUSA litigation and the Company's proxy costs in 2002. Management believes such costs will be minimal in 2003 as a result of the Company's disposal of its operating businesses and lack of litigation.

DISCONTINUED OPERATIONS

Loss from discontinued operations aggregated $5,062,929 in 2002 as compared to $13,499,302 in 2001, which represents the operating results of the Company's operating businesses. Such losses include impairment charges totaling $4,304,078 in 2002 and $8,672,493 in 2001 related to the write-down of goodwill associated with the discontinued businesses. In addition, depreciation and amortization expenses totaled $469,877 in 2002 and $4,073,668 in 2001 related to the discontinued businesses. Net assets held for sale have been reduced to their estimated net realizable value at December 31, 2002. As of January 3, 2003, all operating businesses have been disposed, therefore management does not expect any losses from discontinued operations in 2003.

Gain from disposal of discontinued operations totaled $446,430 in 2002, which resulted from the disposal of Mesia.com and SpeakGlobally.com on May 31, 2002 to Brad Cohen. In exchange for these operating businesses and $7,500 cash, Mr. Cohen agreed to cancel: 1)his employment agreement, 2) all accrued but unpaid compensation approximating $100,000, 3) a promissory note with an outstanding principal balance of $285,000 together with accrued but unpaid interest and 4) a promissory note with an outstanding principal balance of $147,030 together with accrued but unpaid interest. The net effect of this transaction was classified as a gain from disposal of discontinued operations of $446,430 during 2002. Management believes that the net result of the January 3, 2003 disposal all remaining businesses will also result in a net gain form disposal of discontinued operations during 2003.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of interest expense, impairment loss on marketable securities and equity in income of nonconsolidated subsidiary. Interest expense declined $2,762 during 2002 as compared to 2001, which is attributable to the cancellation of notes as a result of the sale of Mesia.com and SpeakGlobally.com to Brad Cohen, which occurred May 31, 2002. During 2002, the Company recorded a permanent impairment with respect to Globalnet Financial.com, Inc. common stock, which was its only marketable security and recorded a loss of $68,954 in the year ended December 31, 2002. The equity in earnings of nonconsolidated subsidiary represents the Company's investment in JobBankUSA, Inc., which was terminated during 2002 as a result of the settlement of a lawsuit between the Company and the Brett Warner. Management believes that the Company will reduce its interest and other expenses in 2003 as a result of the sale of operating businesses on January 3, 2003 and the issuance of common stock in exchange for the cancellation of outstanding debt. In addition, the Company's investment in marketable securities has been reduced to zero at December 31, 2002 as a result of the impairment loss recognized in 2002.

NET LOSS

As a result of the factors described above, the Company incurred a net loss of $4,836,314 or ($10.69) per basic and diluted share for the year ended December 31, 2002, compared to a net loss of $13,601,330 or ($34.35) per basic and diluted share for year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $81,622 for the year ended December 31, 2002.

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has ceased all operations and has or is in the process of disposing of all of its operating businesses at December 31, 2002. Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently seeking a merger partner and has had discussions with several candidates but have no formal or informal agreement or understandings with respect to a potential merger transaction. After completing the January 2003 disposal and share issuance transactions, management believes that it has reduced outstanding debt and ongoing operating costs to a level that will provide the Company adequate time to pursue and complete a merger transaction although, there is no assurance that the Company will be able to complete these plans. Should Management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern.

The Company has historically issued stock in lieu of cash compensation, which has helped reduce the Company's cash needs. Management will try to maintain the Company in its current operating form through the issuance of common stock to consultants that will handle the Company's ongoing administrative and reporting duties. In addition, Management will attempt to exchange common stock in exchange for the cancellation of outstanding indebtedness. As a result, Management expects that a substantial number of common shares will be issued in order to achieve these results.

During January 2003, the Company issued an aggregate of 380,094 shares of common stock in consideration for the cancellation of outstanding notes payable approximating $175,000, accrued interest approximating $22,850 and accrued wages payable of $114,500. In addition, during March 2003, the Company issued 225,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation aggregating $63,000.

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

ITEM 7. FINANCIAL STATEMENTS

Attached hereto and incorporated herein by this reference are the Company's audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2001 and 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2002, the Audit Committee of the Board of Directors of
SearchHound.com, Inc. (the "Company") was notified by Clevenger & Haywood, CPA, PC, the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the year ending December 31, 2002.

On May 24, 2002, the Board of Directors of SearchHound.com, upon the recommendation of the Company's Audit Committee, approved a resolution to engage Pickett, Chaney & McMullen, LLP as the Company's independent auditor.

The reports of Clevenger & Haywood CPA, PC ("Clevenger & Haywood") on the consolidated financial statements of the Company for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to audit scope or accounting principles. Clevenger & Haywood's audit report on the consolidated financial statements of the Company for the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000 included an explanatory paragraph concerning the Company's ability to continue as a going concern.

During the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000, and any subsequent interim period preceding May 22, 2002, there were no disagreements between the Company and Clevenger & Haywood on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Clevenger & Haywood, if not resolved to the satisfaction of Clevenger & Haywood, to make a reference to the subject matter of the disagreements in connection with its reports.

During the year ended December 31, 2001 and for the period from inception (April 11, 2000) to December 31, 2000, and any subsequent interim period preceding May 22, 2002, the Company did not consult with Pickett, Chaney & McMullen, LLP with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, the type of audit opinion that might be rendered with respect to the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event.

                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company as of December 31, 2002 were as follows:


Name                    Age    Position
----                    ---    --------

Dave L. Mullikin        48    President, CEO, Director

Dave L. Mullikin was appointed and placed under employment contract as President and Chief Executive Officer of Searchound.com 2000, Ltd. effective April 27, 2000. The Board adopted Mr. Mullikin's contract on July 12, 2000, and he became the President and Chief Executive Officer of SearchHound.com, Inc. and a member of the Board of Directors for the Company. Mr. Mullikin has held a variety of executive positions within the healthcare, finance and consumer goods and services industries and is an active board member in a variety of professional and non-profit organizations. Most recently, Mullikin was named vice-president Customer Relations for FirstGuard Health Plan. Mullikin is the co-founder and managing partner of Solutions.com, LLC, a start-up consulting service business that focused on business plan development, process improvement, market and competitive assessment, e-commerce business development and organizational structure. Prior to starting his own business, he was COO and a board member at HealthCore Medical Solutions, a publicly held NASDAQ small cap company marketing healthcare services through brokers and e-commerce. At HealthCore Medical Solutions, he managed all SEC reporting and compliance requirements, investor relations, repositioned the product, and introduced an e-commerce distribution channel linking vendors, customers and marketers through its Web site strategy. He began his career in healthcare management as a senior executive with Blue Cross Blue Shield of Kansas City, where he was responsible for all operations related to its 700,000 members. Later he was the CEO- Blue Advantage Plus, which is the Medicaid HMO for the plan in both Kansas and Missouri. Mr. Mullikin also served as a corporate officer and vice president of Sales and Operations with Transamerica Insurance Finance, where he oversaw sales, operations,systems, and customer service.

Upon graduation from Oklahoma City University, Mullikin joined the General Electric Management Development Program.During his fifteen years with GE and GE Capital. Mr. Mullikin held progressively more responsible positions in finance, operations, customer service, and management, eventually become an Executive Band with the company.Additionally, he graduated from GE's Financial Management Program, a 30-month academic program for senior managers. He also traveled on GE Company's Corporate Audit Staff, participated in many executive level training programs at GE's Crotonville campus, and attended The Wharton School for Sales Force Management including a European market study involving early stage e-commerce initiatives. During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound.

The terms of the Consulting agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

During the year ended December 31, 2002 and 2001 and the fiscal period from inception (April 11, 2000) to December 31, 2000, executive compensation was as follows:

SUMMARY COMPENSATION TABLE


Name and
Principal                                       LT/Options/	    All other
position               Year           Salary    /Stock Bonus        Compensation
---------            --------      ----------   -----------------   ------------
Dave Mullikin (d)       2002        $130,000          -	            $20,068(b)
President/CEO           2001        $233,910        $6,309 (a)           -
                        2000        $130,325          -                  -

Brad Cohen (c)          2002        $104,167          -             $ 9,800(b)
EVP                     2001        $212,500        $4,842 (a)           -
                        2000        $141,667          -                  -



(a)- The Registrant issued pursuant to authorized and in force employment agreements, 1,493 shares of Common Stock to Brad Cohen and 1,493 shares of Common Stock to Dave Mullikin.

(b)- Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen was terminated effective with his resignation on May 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.

(c) - Mr. Cohen resigned as an officer and a director of the Company on May 31, 2002.

(d)- During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement include the following provisions: Mr.
Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits. As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

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

Annually: 25,000 shares (restricted).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.


Name                             Amount / Nature		Percent
of Beneficial Owner              of Ownership (1)		of Class
-------------------              ----------------		--------
Dave L. Mullikin                           16,633		2.44%
Cohen Capital Technologies                 68,647		10.07%
Directors/Officers as a group (1)          16,633		2.44%


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective July 11, 2000, pursuant to a Stock Purchase Agreement dated as of May 4, 2000, SearchHound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"),from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited Liability Company, for an aggregate of 72,388 shares of restricted common stock and $300,000 cash. Total consideration paid was $14,699,650 based on the market price of SearchHound(closing price on May 3, 2000) and the $300,000 cash consideration. Subsequent to the transaction, SoloSearch became a wholly owned subsidiary of SearchHound. Mr. Brad Cohen was an officer and Director of the Company (subsequent to the acquisition) and also was an officer and partial owner of Cohen Capital Technologies, L.L.C. at the time of the acquisition.

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month.

On March 20, 2002, the Company issued demand promissory notes to its two executive officers with a principal balance aggregating $326,377 representing accrued but unpaid wages as of that date. Interest on the notes accrues at a rate equal to the mid-term applicable rate (4.49% and 4.2% as of December 31, 2001 and 2002, respectively). The Company has pledged 223,880 shares of common stock (issued and held in treasury) as collateral for the payment of these promissory notes.

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Brad Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC in the amount of $285,000 as of the date of sale.

In addition, SearchHound.com, Inc., agreed to pay Mr. Cohen $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities of SearchHound.com, Inc. to Mr. Cohen that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note to Mr. Cohen with a principle amount of $147,030.41, dated March 20, 2002, and any liability that may exist pursuant to the Employment Agreement between SearchHound.com, Inc. and Mr. Cohen dated September 1, 2000. The net effect of the sale of these assets to Mr. Cohen was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc.and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin:

a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,
b. Customer lists, email names and addresses (for each domain)
c. Software, programming code, intellectual property (for each domain)
d. Certain computer and office equipment

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest.
Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 181,292 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


       (1)    Exhibits.

Exhibit
Number       	Description
------       	--------------------------------------------------------------

..1*             Asset Sale Agreement by and between SearchHound.com, Inc. and
		Bradley N. Cohen.

3.1*            Articles of Incorporation

3.2*            By-laws

16.1*           Letter on change in certifying accountant, as previously filed

21.1*           Subsidiaries of the Registrant,

23.1 		Consent of Pickett, Chaney & McMullen LLP

99.1 		Certification of David L. Mullikin

99.2 		Certification of David L. Mullikin
 _______________________________________


* Previously filed with the Commission

(2) Certifications of David L. Mullikin.

(3) Audited Financial Statements as of December 31, 2002 and for the years ended December 31, 2001 and 2002.

(b) The Company  filed the following Current Report on Form
    8-K during the quarter ended December 31, 2002.

     Dated December 27, 2002 announcing that its Board of Directors had approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and will be effective on December 30,2002. In connection with this stock split, the Company's ticker symbol will change to SHND also effective on December 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief
Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Report for the year ended December 31, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

March 31, 2003

SEARCHHOUND.COM, INC.
A NEVADA CORPORATION



by

/S/ Dave Mullikin                         /S/ Dave Mullikin
-------------------------------           -----------------------------------
Dave Mullikin                             Dave Mullikin
Agent on behalf of the Company            Acting President, CEO
March 31, 2003                            March 31, 2003





                       CERTIFICATIONS

I, David L. Mullikin, certify that:

1. I have reviewed this annual report on Form 10-KSB of SearchHound.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ DAVID L. MULLIKIN
-----------------------------------
David L. Mullikin, Acting President and Chief Financial Officer
March 31, 2003







































           SEARCHHOUND.com, INC. AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE YEARS ENDED DECEMBER 31, 2001 and 2002




                          CONTENTS



INDEPENDENT AUDITOR'S REPORT				F-2

INDEPENDENT AUDITOR'S REPORT				F-3

CONSOLIDATED BALANCE SHEET
  December 31, 2002					F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
  Years ended December 31, 2001 and 2002		F-5

CONSOLIDATED STATEMENT OF STOCHOLDERS' EQUITY (DEFICIT)
  Years ended December 31, 2001 and 2002		F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended December 31, 2001 and 2002		F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Years ended December 31, 2001 and 2002		F-9


                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SearchHound.com, Inc.


We have audited the accompanying consolidated balance sheet of SearchHound.com, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SearchHound.com, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 12 to the consolidated financial statements, the Company has incurred substantial operating losses in 2002, has ceased operations as of December 31, 2002 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Pickett, Chaney & McMullen LLP


Overland Park, Kansas
March 26, 2003



                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SearchHound.com, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for the year ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 12 to the consolidated financial statements, the Company has incurred substantial operating losses, has ceased operations, and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Gregg M. Haywood CPA, P.C.

Overland Park, Kansas
April 4, 2002




                    SEARCHHOUND.com, INC.
                      and subsidiaries
                 CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 2002


                     	   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $ 14,790
          Total current assets                           14,790

ASSETS HELD FOR SALE                                      8,000

TOTAL ASSETS                                           $ 22,790


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accrued wages                                     $122,000
     Accrued interest                                    30,635
     Note payable-related parties                       316,229
     Notes payable                                       63,539
          Total current liabilities                     532,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares       682
     authorized; 681,946 issued
     Additional paid-in-capital                      20,179,029
     Accumulated deficit                            (20,689,081)
     Treasury stock (243,158 shares)                       (243)
          Total stockholders' equity (deficit)         (509,613)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)   $ 22,790





   The accompanying notes are an integral part of these financial statements.








                    SEARCHHOUND.com, INC.
                      and subsidiaries
            CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 2001 AND 2002


                                    Year ended December 31,
                                        2001          2002


Operating expenses:
  General and administrative      $     97,230    $   139,204

Operating loss                        (97,230)      (139,204)

Other expense-interest expense        (10,083)       (15,090)
Other income-interest income               285              -
Impairment loss - marketable securities      -       (68,854)
Other income - JobBankUSA, Inc.          5,000          3,333

Loss from continuing operations      (102,028)      (219,815)
 before income taxes

Income taxes                                 -              -

Loss from continuing operations      (102,028)      (219,815)

Discontinued operations:
   Loss from operations, net      (13,499,302)    (5,062,929)
   Gain from disposal, net                   -       446,430
                                  (13,499,302)    (4,616,499)

Net loss                         $(13,601,330)   $(4,836,314)

Basic and diluted net loss per share:
  Loss from continuing operations    $  (0.26)      $  (0.49)
  Loss from discontinued operations    (34.09)        (10.20)
Net loss per share                    $(34.35)       $(10.69)

Basic and diluted weighted             396,007        452,357
average common shares
outstanding








   The accompanying notes are an integral part of these financial statements.




                    SEARCHHOUND.com, INC.
                      and subsidiaries
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            YEAR ENDED DECEMBER 31, 2001 AND 2002
                         (continued)


                                    Accumulated            Total
    Common    Additional            Other                  Stockholder's
    Stock     Paid-in   Accumulated Comprehensive Treasury Equity  Comprehensive
Shares Amount Capital   Deficit     Income        Stock    (Deficit)Income/Loss

Balance,January 1, 2001
330,630	$331  $17,742,357$(2,251,437)$(63,954) 	  $- 	 $15,427,297

Issuance of common stock and warrants for acquisitions
55,224    55  	1,829,720       -        -    	   - 	   1,829,775

Issuance of common stock and warrants in Private Placements
8,458      9  	  114,891        -        -    	   -  	     114,900

Issuance of common stock for services rendered
43,357    43  	  437,812        -        -    	   -   	     437,855

Issuance of common stock and held in treasury
19,278    19        -        -     	  -  	    (19)         -

Marketable securities valuation on adjustment
-    	  -        _        _  		(5,000)     -  	      (5,000)   $(5,000)

Net Loss
-     	  -        -   	(13,601,330)       - 	    -  	(13,601,330)(13,601,330)

Comprehensive loss						   $(13,606,330)

Balance December 31, 2001
456,947  $457  $20,124,780 $(15,852,767) $(68,954) $(19)  $4,203,497

                               CONTINUED


The accompanying notes are an integral part of these financial statements.










                    SEARCHHOUND.com, INC.
                      and subsidiaries
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            YEAR ENDED DECEMBER 31, 2001 AND 2002
                         (concluded)



                                    Accumulated            Total
    Common    Additional            Other                  Stockholder's
    Stock     Paid-in   Accumulated Comprehensive Treasury Equity  Comprehensive
Shares Amount Capital   Deficit     Income        Stock    (Deficit)Income/Loss

Balance,December 31, 2001
456,947	$457  $20,124,780$(15,852,767)$(68,954)   $(19)	 $4,203,497

Return and cancellation of common stock
(29,851) (30)  	       30       -        -    	    - 	      -

Issuance of common stock for services rendered
30,970    31   	   54,219        -        -    	   -  	     54,250

Issuance of common stock held in treasury
223,880  224  		-        -        -    	   -   	    437,855

Issuance of common stock and held in treasury
19,278    19    	-        -     	  -  	  (224)         -

Marketable securities permanent impairment
      -	   -		-	-	68,954	   -	      68,954	68,954
Net Loss
-    	  -        _        _  	    (4,836,314)     -     (4,836,314)(4,836,314)

Comprehensive loss        					    $(4,767,360)

Balance December 31, 2001
681,946  $682  $20,179,029 $(20,689,081) $- 	 $(243)     $509,613

                               CONCLUDED




The accompanying notes are an integral part of these financial statements.

















                    SEARCHHOUND.com, INC.
                      and subsidiaries
            CONSOLIDATED STATEMENT OF CASH FLOWS
            YEAR ENDED DECEMBER 31, 2001 AND 2002

                                              Year ended December 31,
                                                2001      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 ($13,601,330)($4,836,314)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization           4,076,168     469,885
      Goodwill impairment charge              8,672,493   4,304,078
      Issuance of common stock for services     437,855      54,250
	rendered
      Provision for bad debts                    62,628         -
      Equity in earnings of nonconsolidated      (5,000)         -
	subsidiary
      Impairment loss - marketable                    -      68,954
	securities
      Gain from disposal of discontinued              -    (446,430)
	operations
    Changes in operating assets and
	liabilities
    (exclusive of effects of acquisitions):
      Accounts receivable                       (20,508)    191,813
      Related party receivables                  (5,750)     10,183
      Other current assets                       34,489         794
      Accounts payable                          330,144     (28,425)
      Deferred revenue                         (140,000)         -
      Other current liabilities                 (16,619)    129,590

Net cash and cash equivalents used in
   operating activities                        (175,430)    (81,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash       (11,174)         -
	acquired
  Purchases of furniture, fixtures &            (15,835)         -
	equipment
  Net cash and cash equivalents used in
   investing activities                         (27,009)         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement of common     114,900         -
	stock
  Proceeds from notes payable                    63,539         -
  Payments on notes payable                     (14,432)    (13,251)
  Cash acquired in acquisitions                  81,909         -
  Net cash and cash equivalents provided by
   (used in) financing activities               245,916     (13,251)

Net increase (decrease) in cash and cash         43,477     (94,873)
equivalents
Cash and cash equivalents at beginning of        58,686     102,163
period

Cash and cash equivalents at end of period     $102,163      $7,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest                                      $2,918      $ -
    Income taxes                                     -          -
  Non-cash investing and financing
	activities:
    Unrealized loss on marketable equity          $5,000      $ -
    securities
    Issuance of common stock and held in          $   19       $224
	treasury
    Return/cancellation of stock                  $ -          $ 30
    Stock issued in acquisitions and        $1,829,775         $ -
    investments

    The accompanying notes are an integral part of these financial statements.


                    SEARCHHOUND.com, INC.
                      and subsidiaries
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2001 AND 2002

1. Significant accounting policies

Organization and Basis of Accounting

SearchHound.com 2000, Ltd was formed as a Nevada corporation on April 11, 2000, and was merged into Pan International Gaming, Inc. ("Pan International") on June 1, 2000. Pan International, the legal surviving entity of the merger, was incorporated under the laws of the State of Nevada. As a result of the merger, Pan International changed its name to SearchHound.com, Inc. ("SearchHound" or the "Company"). The accounting treatment for this transaction was a "reverse acquisition" (the "Reverse Acquisition"). For accounting purposes, the merger/acquisition has been treated as an acquisition of Pan International by SearchHound.com 2000, Ltd., and as a recapitalization of SearchHound.com 2000, Ltd. The historical financial statements prior to June 1, 2000 are those of SearchHound.com 2000, Ltd. The acquisition of Pan International has been recorded based on the fair value of Pan International's net tangible assets, which were negligible as of the merger date.

The Company has operated as a holding company for internet-based businesses since the reverse acquisition, primarily through the acquisitions of operating businesses through the issuance of common stock. The Company acquired multiple businesses during 2000 and 2001 in this manner. During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of December 31, 2002, the Company has disposed of most of its operating businesses and ceased all operating activities. The businesses that have not been disposed of at December 31, 2002, have been reduced to their estimated fair value. The accompanying financial statements reflect the businesses sold or to be sold as discontinued operations. Revenues attributable to the discontinued operations aggregated $1,103,041 and $257,927 for the years ended December 31, 2001 and 2002, respectively. Net losses attributable to the discontinued operations aggregated $13,499,302 and $4,616,499 for the years ended December 31, 2001 and 2002, respectively. During January 2003, all remaining businesses have been disposed.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and
was effective on December 30, 2002.   The accompanying financial statements
reflect this reverse stock split on retroactive basis.

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

During 2002, the Company recorded a permanent impairment with respect to Globalnet Financial.com, Inc. common stock, which was its only marketable security and recorded a loss of $68,954 in the year ended December 31, 2002.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Costs assigned to property and equipment of the acquired business was based on estimated fair value at the date of acquisition. Depreciation is provided on furniture and fixtures and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures determined to represent additions and improvements are capitalized.

All fixed assets have been reduced to their net realizable value at December 31, 2002 and classified as assets held for sale in the accompanying balance sheet.

Intangible assets and Impairment of Long-lived Assets

Intangible assets consist of intangible assets acquired in connection with the Company's acquisitions and the intellectual property purchased related to the SearchHound.com architecture backbone.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective January 1, 2002. Amortization of goodwill ceased after December 31, 2001 and a new method of testing goodwill for impairment was adopted beginning January 1, 2002.

In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement was effective beginning January 1, 2002.

The Company reviews its long-lived assets, including software development costs, intangible assets and furniture, fixtures and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. As of December 31, 2002, all intangible assets have been charged off as impaired (including goodwill) and other long-lived assets including fixed assets have been reduced to their net realizable value of $8,000 and reported as assets held for sale in the accompanying balance sheet.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company has significant net operating loss carryforwards as of December 31, 2002. Management estimates that the net operating loss carryforward available to the Company at December 31, 2002 exceeds $4.1 million. A substantial portion of these carryforward losses will not be available to the Company to offset future taxable income because of the "over 50% change" in ownership of the Company that occurred in fiscal 2000 (and the change that is expected to occur), which significantly restricts their usage. In addition, all potential deferred tax assets related to the carryforwards and other tax-deferred items have been offset by a valuation allowance at December 31, 2002 due to the Company's operating losses and uncertain future operating results.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards
("SFAS") No. 123, "Accounting for Stock-Based Compensation."Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

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

Outstanding stock purchase warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical during the years ended December 31, 2001 and 2002.

Concentrations and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. At December 31, 2002, the Company's cash investments are held at primarily one financial institution.
In addition, the Company's notes payable represents a financial instrument. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Comprehensive Income

Comprehensive income as defined, includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized loss on available-for-sale securities adjustment.

Prior year reclassifications

Certain amounts and balances included in prior year financial statements have been reclassified to conform to their current year presentation. These reclassifications were primarily attributable to the presentation of discontinued operations in the Statement of Operations.

Accounting pronouncements

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this new standard to have a material impact on our operations, financial position or cash flows.

In July 2001, SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," was issued and is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. Management does not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

2.  ACQUISITIONS

On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado UK, Ltd. ("Godado") for total consideration consisting of 3,731 unregistered shares of SearchHound common stock. Godado is located in the United Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. for total consideration consisting of 18,433 unregistered shares of SearchHound common stock. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC,FastCashOffers.com and EarlyBirdDomain. com for total consideration consisting of a warrant to purchase 2,239 unregistered shares of SearchHound common stock and an earn-out agreement for a period of 24 months following closing. The earn-out is equal to 10% of the net income recorded and collected over the first 18 months and reducing to 5% for the remaining 6 months. The warrant price is set at $14.07 per share which was equivalent to average trading price over the last 30 days prior to closing. The warrant carries a two-year term commencing on the June 30, 2001 closing date.

On September 28, 2001, SearchHound acquired substantially all assets (exclusive of accounts receivable) of Mesia.com, Inc. for total consideration consisting of the following: 1) a warrant to purchase 5,224 unregistered shares of SearchHound common stock at a price of $10.05 per share and a term of two years,
2) 1,716 unregistered shares of common stock, and 3) an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 18-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Mesia.com, Inc. is based in Reston, Virginia and is considered a leader in direct email marketing via its websites; Mesia.com, Utopiad and PortofOne.com.

On December 20, 2001, SearchHound acquired substantially all assets (exclusive of cash and fixed assets) of SpeakGlobally, LLC for total consideration consisting of the following: 1) a warrant to purchase 1,493 unregistered shares of SearchHound common stock at a price of $2.68 per share and a term of two years, 2) 1,493 unregistered shares of common stock, and 3)an earn-out agreement equal to one share and one warrant (based on the average trading price at date earned) awarded for each $1 dollar of revenue generated for the 12-month period subsequent to the acquisition from the acquired entities existing revenue streams. Such warrants contain a strike price equivalent to market at the date granted. Speak Globally, LLC is based in Kalamazoo, Michigan and St. Petersburg, Russia and operates as an internet-based web development company.

These acquisitions were recorded under the purchase method of accounting and, accordingly, the accompanying statements of operations include the operations of the acquired entities from the date of acquisition. An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in these acquisitions follows:

An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for all 2001 acquisitions on a combined basis (no acquisition was individually significant) is as follows:

Purchase price:
    SearchHound common stock issued (25,373         $502,775
    shares at market value on date of issuance)
    SearchHound common stock purchase                 67,000
    warrants issued
    (8,955 shares at estimated fair value
    on date of issuance)
    Earn-out agreements                                    -
    Acquisition costs                                  6,174
    Total purchase price                            $575,949


Allocation of purchase price:
    Fair value of tangible assets and liabilities:
    Cash acquired                                   $ 81,909
    Accounts receivable                               79,524
    Fixed assets                                     131,938
    Accounts payable                                 (20,577)
    Notes payable                                    (27,683)
                                                     245,111

    Intangible assets acquired                       330,838

                                                    $575,949

As of December 31, 2002, there were no amounts due and payable relative to the acquisition earn-out agreements. Additional consideration relative to the earn-out agreements will be recorded at the time the amounts are earned.

3.  INVESTMENT IN NONCONSOLIDATED SUBSIDIARY

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002, for total consideration consisting of 29,851 (subject to adjustment, as defined) unregistered shares of SearchHound common stock. The number of shares issued in consideration was subject to adjustment based on the share price of SearchHound reaching and closing above $2 per share within a specified period and JobBank maintaining minimum revenues prior to March 28, 2002. Total consideration was not to exceed 59,702 shares nor less than 29,851 regardless of the conditions. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms.

The Company and JobBank did not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquired reaching the minimum revenue levels specified in the contract. JobBank filed a lawsuit relative to this transaction during 2002. The Company and JobBank entered into a settlement agreement on September 17, 2002, which effectively rescinded the purchase transaction and the 29,851 shares of Company stock issued in the transaction was returned to the Company in consideration for the return of JobBank stock. In addition, JobBank was required to pay the Company $1,056 to reimburse the Company for health insurance provided and $10,000 for use of the Company's marketing database.



4.  NOTES PAYABLE


    Notes payable-related party:           December 31, 2002
Note payable                                  $  30,000
Note payable                                    179,359
Consideration due related to                     15,000
SoloSearch acquisition
Note payable                                     91,870

Total notes payable-related party             $ 316,229

    Notes payable
Note payable-trade creditor                $     63,539


The $30,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and is now on a demand basis.

The $179,359 note payable-related party represents loans incurred for unpaid wages due to the Company's president.The note is due on a demand basis and is non-interest bearing. The Note is secured by a pledge agreement backed by 223,880 shares of Company stock held in treasury.

Amounts due to related party in the amount of $15,000 as of December 31, 2002 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch. Due to SearchHound's current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through the sale of assets or a merger occurs.

The $91,870 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (6.5% and 4.25% at December 31, 2001 and 2002, respectively) and is due on demand.

The note payable-trade creditor bears interest at a variable rate equivalent mid-term applicable Federal rate (4.49% and 4.2% at December 31, 2001 and 2002, respectively), and is due on demand. The Company issued 19,278 shares of restricted common stock as collateral for the note, which are held in treasury at December 31, 2002.

5.  STOCKHOLDERS' EQUITY

Common stock issuances
For the year ended December 31, 2002, the Company issued 254,850 shares of its common stock as follows:

    1,492 unregistered shares were issued to members of the Board of Directors (746 shares to each of 2 members) for services rendered
    16,418 shares were issued to the officers of the Company in lieu of cash compensation.
    1,120 unregistered shares were issued to employees and consultants of the Company in lieu of cash compensation
    223,880 shares of common stock were issued to treasury and serve as collateral for Note payable to a related party.
    11,940 shares were issued to a law firm as compensation for legal services performed on behalf of the Company.

For the year ended December 31, 2001, the Company issued 126,317 shares of its common stock as follows:

    25,373 unregistered shares were issued to shareholders of Godado UK, Ltd., FreeAirMiles, Inc., MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com, Mesia.com, Inc. and Speak Globally, LLC in connection with their acquisition as described in Note 3 to the consolidated financial statements.
    29,851 shares were issued to the shareholder of JobBank USA, Inc. for the acquisition of 49% of its common stock as described in Note 3 to the consolidated financial statements.
    8,458 unregistered shares were issued pursuant to a Private Placement memorandum during the year ended December 31, 2001. Such common shares were issued for cash consideration of $114,900. Certain of the purchasers also received detachable common stock purchase warrants as further described in
    Note 6 to the consolidated financial statements.
    43,357 shares of common stock registered pursuant to a Form S-8 during the period ended December 31, 2001. The Form S-8 authorizes the grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. 19,278 shares of common stock were issued as treasury stock and serves as collateral for a note payable to a creditor as described in Note 4 to the consolidated financial statements.

Other changes to Common stock

A total of 29,851 shares of common stock were returned and cancelled during 2002, pursuant to the settlement agreement relative to a lawsuit involving the Company's investment in JobBankUSA as described in Note 3.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002, and
was effective on December 30, 2002.   The accompanying financial statements
reflect this reverse stock split on retroactive basis.

6.  COMMON STOCK PURCHASE WARRANTS

During 2001 and 2000, the Company, in conjunction with the private placement of common stock, granted detachable warrants to purchase shares of its common stock. In addition, during 2001, the Company granted warrants to purchase shares of its stock in connection with the acquisition of certain businesses (see Note
4). All warrants are exercisable at December 31, 2002. The following table summarizes activity about all of the Company's warrants outstanding at December 31, 2002:

Warrant             	Outstanding                      	Outstanding
exercise Expiration	December                         	December
price     date      	31, 2001  Issued  Exercised Expired 	31, 2002

$39.53	  August 2003      252      -       -    	-	   252
$35.51	  September 2003   141      -       -		-          141
$36.85	  August 2003	   407      -       -		-          407
$32.16	  September 2003   622      -       -		-          622
$20.10	  September 2003 2,388      -       -		-        2,388
$16.75	  March 2004     1,327      -       -		-        1,327
$24.79	  March 2004       807      -       -    	-          807
$14.07    June 2003      2,238      -       -  		-        2,238
$10.05    September 2003 5,224      -       -		-        5,224
$2.68     December 2003  1,493      -       -		-	 1,493
Total                   14,899      -       -    	-       14,899

7.  INCOME TAXES

The income tax provision for the periods ended December
31, 2001 and 2002 consists of the following:

                                       2001         2002
  Continuing
  operations:
  Current                               $ -          $ -
  Deferred                                -            -
  Income tax provision                  $ -          $ -

  Discontinued
  operations:
  Current                               $ -          $ -
  Deferred                                -            -
  Income tax provision                  $ -          $ -

  Total income tax                      $ -          $ -
  provision


The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                       2001         2002

  Federal statutory tax rate          (34.0)%      (34.0)%
  State and local taxes net of         (5.8)        (6.0)
  Federal tax effect
  Intangible assets                    10.1          3.2
  amortization
  Intangible asset charge-off          21.7         30.3
  Valuation allowance on                8.0          6.5
  deferred tax asset

  Effective tax rate                    - %          - %

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                         2001     2002

  Net operating loss carryforward      $1,755,000  $1,589,000
  Valuation allowance on net
  deferred tax asset           	       (1,755,000) (1,589,000)
  Deferred tax asset, net                $  -     $  -

The Company has provided for full valuation allowances on the net deferred tax assets due to the uncertainty of whether the Company will generate sufficient future taxable income and the restriction on the usage of pre-merger net operating loss carryforwards. The Company has decreased its valuation allowance on deferred tax assets by $166,000 during 2002.

At December 31, 2002, the Company has estimated net tax operating loss carryforwards in excess of $4,181,500 available, subject to certain restrictions, to offset future income tax liabilities, if any. The carryforward losses expire in years 2011 through 2017 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Substantially all of these carryforwards are subject to significant restriction pursuant to the Internal Revenue Code whenever a more than 50% change in ownership has occurred.

8.  RELATED PARTY TRANSACTIONS

The Company has incurred interest expense aggregating $10,083 and $15,090 during the periods ended December 31, 2001 and 2002, respectively, in connection with obligations to related parties as described in Note 4 to the consolidated financial statements.

Effective January 1, 2002, the Company entered two separate lease agreements with two officers/directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month.Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and one officer/director was terminated effective with his resignation on May 31, 2002. The agreement between the Company and the other officer/director was terminated on January 3, 2003.

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Brad Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC,in the amount of $285,000 as of the date of sale.

In addition, SearchHound.com, Inc., agreed to pay Mr. Cohen $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities of SearchHound.com, Inc. to Mr. Cohen that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note to Mr. Cohen with a principle amount of $147,030.41,dated March 20, 2002, and any liability that may exist pursuant to the Employment Agreement between SearchHound.com, Inc. and Mr. Cohen dated September 1, 2000. The net effect of the sale of these assets to Mr. Cohen was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc.and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002, and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mr. Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound. The terms of the Consulting agreement provided for Mr. Mullikin agreeing to remain on the Board and would receive a monthly compensation of $1.00 and health benefits. As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely, retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

On January 3, 2003, the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L.Mullikin:

a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,
b. Customer lists, email names and addresses (for each domain)
c. Software, programming code, intellectual property (for each domain)
d. Certain computer and office equipment

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest. Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 181,292 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500. In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

9.  GOODWILL IMPAIRMENT CHARGES

In conjunction with the company's review of its businesses (and relative to the Company's decision to dispose of substantially all of its operating businesses), certain assets (including goodwill) are reviewed for impairment. As a result of this review, a goodwill impairment charge of $8,672,493 was recorded during 2001 and $4,304,078 during 2002, related primarily to goodwill recorded when the Company acquired businesses for common stock. These impairment charges are included in loss from discontinued operations in the accompanying Statement of Operations.

As of December 31, 2002, all intangible assets have been charged off as impaired (including goodwill) and other long-lived assets including fixed assets have been reduced to their net realizable value of $8,000 and reported as assets held for sale in the accompanying balance sheet.

10.  COMMITMENTS AND CONTINGENCIES

Certain claims, suits and complaints arising in the normal course with respect to the Company's services are pending against the Company including its subsidiaries and Pan International. In the opinion of management, the resolution of all such matters would not have a significant effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.


11.  SUBSEQUENT EVENTS

On January 3, 2003, the Company entered into an asset sale agreement, which sold certain assets to Solutions.com, LLC, as described in Note 8 to the financial statements On January 3,2003, the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity):

a. EarlyBirdDomain.com domain,
b. Database for EarlyBirdDomain.com including all subscribers (active, inactive,and unsubscribed), and
c. EarlyBirdDomain.com clients, customers

The net book value of the net assets sold approximated $0 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

During January 2003, the Company issued an aggregate of 380,094 shares of common stock in consideration for the cancellation of outstanding notes payable approximating $175,000,accrued interest approximating $22,850 and accrued wages payable of $114,500.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8,which increased the shares available to be issued by 250,000. The Form S-8 Registration Statementprovides the Company common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 225,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation and valued at approximately $63,000.

12.  GOING CONCERN AND MANAGEMENT'S PLAN

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has ceased all operations and has or is in the process of disposing of all of its operating businesses at December 31, 2002. Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  *************************

















EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-52404 of SearchHound.com, Inc. on Form S-8 of our report dated March 26, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to going concern uncertainty), appearing in this Annual Report on Form 10-KSB of SearchHound.com, Inc. for the year ended December 31, 2002.




/s/ Pickett, Chaney &
McMullen LLP
----------------------------
--------
Pickett, Chaney & McMullen
LLP
Overland Park, Kansas
March 26, 2003





EXHIBIT 99.1

                    SEARCHHOUND.com, INC.
                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906
              OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SearchHound.com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Mullikin, the President and Director of the Company,hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-OxleyAct of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ DAVID L. MULLIKIN
David L. Mullikin
Acting President and Director (Principal
Executive Officer)
March 31, 2003





EXHIBIT 99.2
                    SEARCHHOUND.com, INC.
                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906
              OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SearchHound.com, Inc.,. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
L. Mullikin, the Chief Financial Officer and Director of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ DAVID L. MULLIKIN

--------------------------------------------
---------
David L. Mullikin
Chief Financial Officer (Principal
Accounting Officer
March 31, 2003





The foregoing certifications are made solely for the purpose of 18 U.S.C.
Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.