Form 10QSB
period 2003-03-31
SEARCHHOUND COM INC
filed 2003-04-25
CIK 791115

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                 --------------------------
                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[x]THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003


   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
[ ] SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to
   _____________
         Commission file number _________


                  SEARCHOUND.com, INC.
     (Name of Small Business Issuer in Its Charter)

               Commission File #  0-19471

           NEVADA                  91-1942841
       (State or other          (I.R.S. Employer
       jurisdiction of         Identification No.)
      incorporation or
        organization)




                    12817 Woodson
                Overland Park, Kansas
                        66209
             __________________________

             (Address of Principal or
                Executive Offices)

                   (913) 568-8133
             __________________________

                (Issuer's Telephone
                      Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class
Shares Outstanding

3/31/2003          Common stock - $ .001 par value
1,088,159

Transitional Small Business Disclosure Format (Check
one): Yes [_]  No [X]
=========================================================










                    SEARCHOUND.com, INC.

                      TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:                        Page
Balance Sheets as of March 31, 2003 (unaudited)        1
and December 31, 2002

Statements of Operations for the three months          2
ended March 31, 2003 and 2002

Statements of Stockholders' Equity (Deficit) for
the three months ended March 31, 2003 (unaudited)      3

Statements of Cash Flows for the three months          4
ended March 31, 2003 and 2002 (unaudited)

Notes to Financial Statements                          5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF       9
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES                       17

           PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS                            18
ITEM 2 - CHANGES IN SECURITIES AND USE OF             18
PROCEEDS
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES              18
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF           19
SECURITY HOLDERS
ITEM 5 - OTHER INFORMATION                            19
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K             19
      SIGNATURES                                      19


























               PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                    SEARCHHOUND.com, INC.
                       BALANCE SHEETS
      March 31, 2003 (unaudited) and DECEMBER 31, 2002



                 ASSETS                    March 31,
                                              2003    December 31,
                                           (unaudited)    2002

CURRENT ASSETS:
     Cash and cash equivalents                   $267     $ 14,790
          Total current assets                    267       14,790

ASSETS HELD FOR SALE                                -        8,000

TOTAL ASSETS                                     $267     $ 22,790


  LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIT)
CURRENT LIABILITIES:
     Accrued wages                            $34,205     $122,000
     Accounts payable                             408            -
     Accrued interest                               -       30,635
     Note payable-related parties              30,795      316,229
     Notes payable                                  -       63,539
          Total current liabilities            65,408      532,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value;             1,088          682
50,000,000 shares
       authorized; 1,088,159 and 681,946
issued, respectively
     Additional paid-in-capital             20,333,254  20,179,029
     Accumulated deficit                   (20,399,483)(20,689,081)

     Treasury stock (0 and 243,158                  -        (243)
shares, respectively)
          Total stockholders' equity         (65,141)    (509,613)
(deficit)

TOTAL LIABILITIES AND STOCKHOLDERS'           $   267   $   22,790
EQUITY (DEFICIT)


   The accompanying notes are an integral part of these financial statements.






                    SEARCHHOUND.com, INC.
                  STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (unaudited)



                                   Three months ended March 31,
                                        2003          2002


Operating expenses:
  General and administrative       $    80,725     $   16,180

Operating loss                        (80,725)       (16,180)

Other expense-interest expense         (3,159)        (3,159)
Gain on settlement of accounts         238,382              -
and notes payable

Income (loss) from continuing          154,498       (19,339)
operations
 before income taxes

Income taxes                                 -              -

Income (loss) from continuing          154,498       (19,339)
operations

Discontinued operations:
   Loss from operations, net                 -    (1,102,264)
   Gain from disposal, net             135,100              -
                                       135,100    (1,102,264)

Net earnings (loss)                   $289,598   $(1,121,603)

Basic and diluted net earnings
(loss) per share:
  Income (loss) from continuing        $  0.19       $ (0.04)
operations
  Gain (loss) from discontinued           0.16         (2.41)
operations
Net earnings (loss) per share          $  0.35        $(2.45)

Basic and diluted weighted             824,847        457,012
average common shares
outstanding




   The accompanying notes are an integral part of these financial statements.




                    SEARCHHOUND.com, INC.
              STATEMENT OF STOCKHOLDERS' EQUITY
                       MARCH 31, 2003
                         (unaudited)


                                                  Total
                       Additional                Stockholders
             Common
              Stock
                       Paid-in  Accumul  Treasu  Equity   Compreh
          SharesAmountCapital  Deficit  Stock  (Deficit)  Income

Balance,
January     681,946  $682$20,179,029$(20,689,081)$(243)  $(509,613)
1, 2003

Issuance
of                        48,389       -     243    48,632
treasury
stock to
settle
notes and
accounts
payable

Issuance
of common   156,213  156  31,086       -       -    31,242
stock to
settle
notes and
accounts
payable

Issuance
of common   250,000 250   74,750       -       -    75,000
stock for
services
rendered

Net            -     -        - 289,598       -   289,598  $298,598
income

Comprehen
sive                                                       $298,598
income

Balance,
March 31,   1,088,159 $1,088  $20,333,254 $(20,399,483) $-  $(65,141)
2003




The accompanying notes are an integral part of these financial statements.







                    SEARCHHOUND.com, INC.
                   STATEMENT OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (unaudited)


                                              Three months ended
                                                   March 31,
                                                2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                          $289,598  ($1,121,603)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                   -   156,181
      Goodwill impairment charge                      -   803,320
      Issuance of common stock for services      75,000         -
rendered
      Gain on settlement of accounts and      (238,382)         -
notes payable
      Gain from disposal of discontinued      (135,100)         -
operations
    Changes in operating assets and
liabilities
    (exclusive of effects of acquisitions):
      Accounts receivable                             -  (29,610)
      Accounts payable                              408   119,479
      Other current liabilities                 (6,047)     3,159

Net cash and cash equivalents used in
   operating activities                        (14,523)  (69,074)

CASH FLOWS FROM INVESTING ACTIVITIES:                 -         -

CASH FLOWS FROM FINANCING ACTIVITIES:                 -         -

Net increase (decrease) in cash and cash       (14,523)  (69,074)
equivalents
Cash and cash equivalents at beginning of        14,790   102,163
period

Cash and cash equivalents at end of period       $  267         $
                                                           33,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest                                  $       -         $
                                                                -
    Income taxes                              $       -         $
                                                                -
  Non-cash investing and financing
activities:
    Issuance of treasury stock to settle      $  48,632         $
notes and accounts payable                                      -

    Issuance of common stock to settle notes          $         $
and accounts payable                             31,242         -

    Note payable-related party issued for             $  $325,368
wages payable                                         -





The accompanying notes are an integral part of these financial statements.





                    SEARCHHOUND.com, INC.
                NOTES TO FINANCIAL STATEMENTS
         THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (unaudited)

1. Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

The Company has operated as a holding company for internet-based assets/businesses, primarily through the acquisitions of operating assets/businesses through the issuance of common stock. The Company acquired multiple businesses during 2000 and 2001 in this manner. During
2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The
Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of March 31, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The accompanying financial statements reflect the businesses sold as discontinued operations. Revenues attributable to the discontinued operations aggregated $0 and $166,887 for the three months ended March 31, 2003 and 2002, respectively.

The Company's Board of Directors approved a one for sixty-
seven share reverse stock split.  The split is for
shareholders of record on December 27, 2002 and was
effective on December 30, 2002.   The accompanying
financial statements reflect this reverse stock split on retroactive basis.



2. Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United
States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  Notes payable:

    Notes payable-related party:       March
                                     31, 2003   December
                                     (unaudited)   31, 2002

Note payable                          $ 10,000  $  30,000
Note payable                             5,795    179,359
Consideration due related to            15,000     15,000
SoloSearch acquisition
Note payable                                 -     91,870

Total notes payable-related party     $ 30,795  $ 316,229

           Notes payable
Note payable-trade creditor                  $          $
                                             -     63,539


The $10,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and is now on a demand basis. During January 2003, the Company partially settled this note whereby it issued 14,621 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest).
The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

The $5,795 note payable-related party represents loans incurred for unpaid wages due to the Company's president.
The note is due on a demand basis and is non-interest bearing. During January 2003, the Company partially settled this note whereby it issued 181,292 shares of common stock in consideration for a $173,564 reduction in the principal balance (and related accrued interest) and the transfer of certain Company assets with a carrying value of $8,000. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations during the three months ended March 31, 2003.

Concurrent with this transaction, the Company's president also agreed accept the issuance of 42,589 of shares held in treasury and 47,411 shares of common stock to settle
$72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

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

The $91,870 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (6.5% at December 31, 2002) and was due on demand. During January 2003, the Company settled this note whereby it issued 80,619 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

The note payable-trade creditor bears interest at a variable rate equivalent mid-term applicable Federal rate
(4.49% at December 31, 2002), and was due on demand.
During January 2003, the Company settled this note whereby it issued 19,278 shares of common stock held in treasury and 13,562 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest).
The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

4.  Stockholders' equity

For the three months ended March 31, 2003 the Company issued 406,213 shares (excluding 243,158 treasury shares issued) of its common stock as follows:

      156,213 shares were issued to settle notes and accounts payable of the Company

      250,000 shares were issued to consultants to the Company in lieu of cash compensation

      243,158 shares of common stock held in treasury were issued to settle outstanding notes and accounts payable

The Company's Board of Directors approved a one for sixty-
seven share reverse stock split.  The split is for
shareholders of record on December 27, 2002 and was
effective on December 30, 2002.   The accompanying
financial statements reflect this reverse stock split on retroactive basis.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-
8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board
Members for services rendered to the Company.  The Form S-
8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 250,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation. The Company charged
$75,000 to operations as a result of the issuance of these shares.

5.  Related party transactions

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L.
Mullikin:

a. Certain domains including: www.searchhound.com, www.solosearch.com,www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com,
b. Customer lists, email names and addresses (for each domain)
c. Software, programming code, intellectual property (for each domain)
d. Certain computer and office equipment

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated
$8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the remaining outstanding principal balance owed by the company to Mr.
Mullikin pursuant to a certain Promissory Note dated July
11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest (as described in Note 3). The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations during the three months ended
March 31, 2003.


Concurrent with this transaction, the Company's president also agreed accept the issuance of 42,589 of shares held in treasury and 47,411 shares of common stock to settle
$72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of webhosting and office space.

6.  Going Concern

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The
Company has ceased all operations and has disposed of all of its operating assets/businesses at March 31, 2003.
Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. Should management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  *********************************************************
                 FORWARD-LOOKING STATEMENTS

THIS FORM 10QSB CONTAINS FORWARD-LOOKING STATEMENTS
INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL
RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE
RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING
STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO
SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE
DISCUSSED, IN THE SECTION CAPTIONED "MANAGEMENT'S
DISCUSSION AND ANALYSIS" AS WELL AS THOSE DISCUSSED
ELSEWHERE IN THIS FILING.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

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

During 2001, management devoted substantial attention to growing revenues through acquisitions and in that respect, completed six separate acquisitions during the year ended December 31, 2001:

On February 9, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of Godado
UK, Ltd. ("Godado").  Godado is located in the United
Kingdom and operates a "pay-per-click" search engine throughout Europe.

On March 15, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of FreeAirMiles, Inc. FreeAirMiles, Inc. is an interactive web surfing and research tool, which provides members with the incentive of earning free air miles for visiting participating websites.

On June 30, 2001, SearchHound acquired all of the issued and outstanding shares of capital stock of MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com.

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

On March 28, 2001, SearchHound acquired 49% of the issued and outstanding shares of capital stock of JobBank USA, Inc. ("JobBank") and agreed to acquire the remaining 51% on March 28, 2002. JobBank is located in Florida and is a national online recruiting and employment network that provides a wide range of career-related services to job candidates, employers and recruitment firms. The Company and the Seller did not agree as to the adjustment provisions of the contract due to the Company not attaining the required share price levels nor the acquiree reaching the minimum revenue levels specified in the contract. The Seller filed a lawsuit relative to this transaction during 2002. The Company and the Seller entered into a settlement agreement on September 17, 2002, which effectively rescinded the purchase transaction and the 29,851 shares of Company stock issued in the transaction was returned to the Company in consideration for the return of the JobBank USA, Inc.
stock. In addition, the Seller was required to pay the Company $1,056 to reimburse the Company for health insurance provided and $10,000 for use of the Company's marketing database.

During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of March 31, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities.
The financial statements reflect the businesses sold as discontinued operations.

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

In addition, SearchHound.com, Inc., agreed to pay Mr.
Cohen $7,500 in cash, in exchange for, and in sole
consideration and settlement of any other liabilities of
SearcHound.com, Inc. to Mr. Cohen that may exist as of
May 31, 2002, including the liabilities that accrue
pursuant to a Promissory Note to Mr. Cohen with a
principle amount of $147,030.41, dated March 20, 2002,
and any liability that may exist pursuant to the
Employment Agreement between SearchHound.com, Inc. and
Mr. Cohen dated September 1, 2000.   The net effect of
the sale of these assets to Mr. Cohen was a gain of $446,430. Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc. and as a member of the Board of Directors.

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

Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated
$8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the remaining outstanding principal balance owed by the company to Mr.
Mullikin pursuant to a certain Promissory Note dated July
11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations during the three months ended March 31, 2003. Concurrent with this transaction, the Company's president also agreed accept the issuance of 42,589 of shares held in treasury and 47,411 shares of common stock to settle
$72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of webhosting and office space.

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity):

EarlyBirdDomain.com domain,
Database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and EarlyBirdDomain clients, customers

The net book value of the net assets sold approximated $0 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

The Company's Board of Directors approved a one for sixty-
seven share reverse stock split.  The split is for
shareholders of record on December 27, 2002 and was
effective on December 30, 2002.   The financial
statements reflect this reverse stock split on retroactive basis.

During January 2003, the Company partially settled a note payable to a related party whereby it issued 14,621 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable during the three months ended March 31, 2003.

During January 2003, the Company settled a note payable to a related party whereby it issued 80,619 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended March 31, 2003.

During January 2003, the Company settled a note payable to a trade creditor whereby it issued 19,278 shares of common stock held in treasury and 13,562 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the three months ended
March 31, 2003.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-
8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board
Members for services rendered to the Company.  During
March 2003, the Company issued 250,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation totaling
$75,000. The Company is attempting to conserve cash resources by issuing stock for accounting and administrative services.

The Company is currently seeking a merger partner and has had discussions with several candidates but currently has no formal agreements or understandings with respect to a potential merger transaction. After completing the January 2003 disposal and share issuance transactions, management believes that it has reduced outstanding debt and ongoing operating costs to a level that will provide the Company adequate time to pursue and complete a merger transaction although, there is no assurance that the Company will be able to complete these plans. Should
Management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern.


MANAGEMENTS DISCUSSION AND ANALYSIS OF HISTORICAL
OPERATING RESULTS - THREE MONTHS ENDED MARCH 31 2003
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense consists primarily of legal, accounting and investor relation costs that are associated with the Company continuing as a public reporting entity. The increase in such costs ($64,545) from $16,180 in 2002 as compared to $80,725 in 2003, reflect the non-cash $75,000 expense related to the issuance of common stock to consultants for accounting and administrative services during the three months ended
March 31, 2003. Management is attempting to conserve cash resources by issuing common stock for services rendered and believes it will be able to continue this strategy during 2003.

DISCONTINUED OPERATIONS
 Loss from discontinued operations aggregated $1,102,264
in 2002 as compared to $0 in 2003, which represents the
operating results of the Company's operating businesses
that were disposed. All of the Company's operating
assets/businesses were disposed of as of January 3, 2003.
Such losses include goodwill amortization and impairment
charges totaling $803,320 in 2002 related to the write-
down of goodwill associated with the discontinued
businesses.   In addition, depreciation and amortization
expenses totaled $156,181 in 2002 related to the discontinued businesses. As of January 3, 2003 all operating assets/businesses have been disposed, therefore management does not expect any losses from discontinued operations in 2003.

Gain from disposal of discontinued operations totaled
$135,100 in 2003, which resulted from the disposal of the remaining operating assets/businesses to Solutions.com, an entity controlled by David Mullikin. Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting
Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations during the three months ended March 31, 2003. All operating assets/businesses have been disposed as of March 31, 2003, therefore, management does not expect any further gains or losses from the disposal of discontinued operations.



OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of interest expense, and gain on settlement of notes and accounts payable. Interest expense remained consistent from during 2003 as compared to 2002. The gain on settlement of notes and accounts payable aggregating $238,382 during 2003 resulted from the issuance of common stock and shares held in treasury for the full or partial settlement of outstanding balances owed to related parties and trade creditors. Management has attempted to conserve cash resources by issuing common stock in settlement of outstanding liabilities whenever possible.
Remaining liabilities at March 31, 2003 aggregate $65,408 and management believes that such liabilities will likely require cash settlement in conjunction with a possible future merger transaction.

NET EARNINGS (LOSS)

As a result of the factors described above, the Company generated net earnings of $289,598 or $0.35 per basic and diluted share for the three months ended March 31, 2003, compared to a net loss of $1,121,603 or ($2.45) per basic and diluted share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities. Net cash used in operating activities totaled $14,523 for the three months ended March 31, 2003.

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The
Company has ceased all operations and has disposed of all of its operating assets/businesses at March 31, 2003.
Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently seeking a merger partner and has had discussions with several candidates but has reached no formal agreement or understandings with respect to a potential merger transaction. After completing the January 2003 disposal and share issuance transactions, management believes that it has reduced outstanding debt and ongoing operating costs to a level that will provide the Company adequate time to pursue and complete a merger transaction although, there is no assurance that the Company will be able to complete these plans. Should
Management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern.

The Company has historically issued stock in lieu of cash compensation, which has helped reduce the Company's cash needs. Management will try to maintain the Company in its current operating form through the issuance of common stock to consultants for the Company's ongoing administrative and reporting duties.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial
Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-
QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
     None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
For the three months ended March 31, 2003 the Company issued 406,213 shares (excluding 243,158 treasury shares issued) of its common stock as follows:

      156,213 shares were issued to settle notes and accounts payable of the Company

      250,000 shares were issued to consultants to the Company in lieu of cash compensation

      243,158 shares of common stock held in treasury were issued to settle outstanding notes and accounts payable

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-
8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board
Members for services rendered to the Company.  The Form S-
8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 250,000 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation. The Company charged
$75,000 to operations as a result of the issuance of these shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   INDEX TO EXHIBITS
 EXHIBIT
  NUMBER             DESCRIPTION
---------- ---------------------------------------------
2.01* Sale agreement dated January 3, 2003 by and between SearchHound.com, Inc. and
           Solutions.com.

 99.01     Certification of Chief Executive Officer

 99.02     Certification of Chief Financial Officer

                     ------------------
* Previously filed with the Securities and Exchange
Commission.


     (b)  Reports on Form 8-K
          On January 3, 2003, the Board of Directors announced the disposal of several operating assets/businesses to Solutions.com, an entity controlled by David L. Mullikin.


                         SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEARCHHOUND.com, INC.

April 25, 2003                  /s/ David L. Mullikin
                                David L. Mullikin,
                                Acting President and
                                Chairman of the Board of
                                Directors
                                (PRINCIPAL EXECUTIVE
                                OFFICER)

April 25, 2003                  /s/ David L. Mullikin
                                David L. Mullikin,
                                Acting Chief Financial
                                Officer, and Secretary
                                  (PRINCIPAL ACCOUNTING
                                        OFFICER)





Annex A
                       CERTIFICATIONS*


I, David L. Mullikin, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of SearchHound.com, Inc.;

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   /s/    David L. Mullikin

  David L. Mullikin
  Acting Chief Executive Officer
  Date:  April 25, 2003

                       CERTIFICATIONS*


I, David L. Mullikin, Acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of SearchHound.com, Inc.;

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   /s/   David L. Mullikin

 David L. Mullikin
 Acting Chief Financial Officer
 Date:  April 25, 2003



EXHIBIT 99.1

                    SEARCHHOUND.com, INC.
                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906
              OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SearchHound.com, Inc. (the "Company") on Form 10-QSB for the quarter ended
March 31, 2003, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, David L.
Mullikin, the Acting President and Director of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ DAVID L. MULLIKIN
David L. Mullikin
Acting President and Director (Principal Executive Officer)
April 25, 2003





EXHIBIT 99.2
                    SEARCHHOUND.com, INC.
                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906
              OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SearchHound.com, Inc.,. (the "Company") on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
David L. Mullikin, the Acting Chief Financial Officer and
Director of the Company, hereby certify, pursuant to 18
U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ DAVID L. MULLIKIN

--------------------------------------------
---------
David L. Mullikin
Acting Chief Financial Officer (Principal
Accounting Officer
April 25, 2003





The foregoing certifications are made solely for the purpose of 18 U.S.C.
Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.