Form 10QSB
period 2003-06-30
SEARCHHOUND COM INC
filed 2003-08-14
CIK 791115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                        REGISTRATION STATEMENT UNDER THE
                             SECURITIES ACT OF 1933

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________to___________

                         Commission file number: 0-19471

                              SEARCHHOUND.COM, INC.

             (Exact name of registrant as specified in its charter)

                   Nevada                               91-1942841
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


9600 W. Sample Road, Suite 505, Coral Springs, Florida                     33065
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (305) 531-1174

                                 12817 Woodson,
                           Overland Park, Kansas 66209
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174

                              SEARCHHOUND.COM, INC.
                              ---------------------

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Condensed balance sheets at June 30, 2003 and December 31, 2002

Consolidated Condensed statements of operations for the Three Months and Six Months ended June 30, 2003 and 2002

Consolidated Condensed statements of cash flows for the Six Months ended June 30, 2003 and 2002

Notes to consolidated condensed financial statements June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                           Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding SearchHound.com, Inc.(the "Company" or "NIMS"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Prior to the reverse merger, the Registrant (PAN International Gaming) spent considerable effort and specifically during the period January 1, 2000 through May 31, 2000 pursuing a reverse merger transaction with Searchound.com 2000 Ltd., and the acquisition of SoloSearch.com, Inc.

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

During 2001, management devoted substantial attention to growing revenues through acquisitions and in that respect, completed six separate acquisitions during the year ended December 31, 2001.

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

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate:

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Brad Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen (approximately $161,430), and 3) a promissory note payable to Cohen Capital Technologies, LLC in the amount of $285,000 as of the date of sale.

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

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin : certain domains, customer lists, email names and addresses (for each domain) software, programming code, intellectual property (for each domain) and certain computer and office equipment. At the time of the asset sale agreement, Mr. Mullikin was a director of SearchHound.com, Inc. and was its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the remaining outstanding principal balance owed by the company to Mr. Mullikin pursuant to a certain Promissory Note dated July 11, 2000 with a principle balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations during the three months ended March 31, 2003. Concurrent with this transaction, the Company's president also agreed accept the issuance of 42,589 of shares held in treasury and 47,411 shares of common stock to settle $72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations. In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of webhosting and office space.

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity): earlyBirdDomain.com domain, database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and EarlyBirdDomain clients and customers lists. The net book value of the net assets sold approximated $0 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

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

During January 2003, the Company settled a note payable to a trade creditor whereby it issued 19,278 shares of common stock held in treasury and 13,562 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 250,000. The Form S-8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board Members for services rendered to the Company. During March 2003, the Company issued 250,000 shares to consultants for administrative, corporate accounting and public relations services in lieu of cash compensation totaling $75,000. The Company is attempting to conserve cash resources by issuing stock for these services.

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

On July 10, 2003, the Company's sole officer and director, Dave L. Mullikin, resigned his positions as President, Secretary, Treasurer and sole Director and appointed Francis O'Donnell as the sole director. Francis O'Donnell, as the sole member of the Board of Directors of the Company, has approved the change of the address of the corporate office of the Company from Overland Park, Kansas to Coral Springs, Florida. Specifically, the address of the Company's principal executive office changed from 12817 Woodson, Overland Park, Kansas 66209 to 9600
W. Sample Road, Suite 505, Coral Springs, Florida 33065.

The Board of Directors has approved resolutions for the Company's Annual Meeting of Shareholders, to be held on Friday August 22, 2003, to elect directors of the Company, ratify the appointment of Jewett, Schwartz & Associates, as the Company's independent certified public accountants for the fiscal year ending December 31, 2003, effect a 1-for-4 reverse stock split (pro-rata reduction of outstanding shares) of the Company's issued and outstanding shares of common stock and amend the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc. (or other such name as may be available). There is no assurance that the shareholders of the Company will vote in favor of these resolutions.

                         SIX MONTHS ENDED JUNE 30, 2003
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues. Gross revenues decreased from $171,846 for the six month period ended June 30, 2002 to $-0- for the six month period ended June 30, 2003, a decrease of $171,846, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Costs of services provided. Costs of services provided decreased from $141,180 for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2003, a decrease of $141,180, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

General and administrative expenses. General and administrative expenses decreased from $445,010 for the six months ended June 30, 2002 to $81,679 for the six months ended June 30, 2003, a decrease of $363,331, primarily due to decrease in general and administrative expenses as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and expenditures related to the Company's business plan of restructuring the Company and seeking a merger candidate.

Sales and marketing costs. Sales and marketing costs decreased from $491. for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2003, a decrease of $491., primarily due to the elimination of sales and marketing costs primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Depreciation and amortization. Recorded depreciation and amortization expense decreased from $313,696 for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2003, a decrease of $313,696, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Impairment charges. Impairment changes decreased from $1,048,038 for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2003, a decrease of $1,048,038, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Gain on settlement of accounts and notes payable. Gain on settlement of accounts and notes payable as a consequence of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities was $239,082 for the six months ended June 30, 2003.

Gain from disposal of assets. Gain on disposal of assets as a consequence of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities was $135,100 for the six months ended June 30, 2003.

Net Income (Loss). Net loss decreased from a net loss of ($1,498,903) for the six months ended June 30, 2002 to net income of $289,344 for the six months ended June 30, 2003, primarily due to the Company reducing its expenses as a consequence of disposing of all of its operating assets/businesses and discontinuing all operating activities and realizing a gain on settlement of accounts and notes payable and a gain on disposal of assets.

                        THREE MONTHS ENDED JUNE 30, 2003
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Gross revenues. Gross revenues decreased from $15,632 for the three month period ended June 30, 2002 to $-0- for the three month period ended June 30, 2003, a decrease of $171,846, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Costs of services provided. Costs of services provided decreased from $27,025 for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, a decrease of $27,025, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

General and administrative expenses. General and administrative expenses decreased from $296,000 for the three months ended June 30, 2002 to $954. for the three months ended June 30, 2003, a decrease of $295,046, primarily due to decrease in general and administrative expenses as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and expenditures related to the Company's business plan of restructuring the Company and seeking a merger candidate.

Sales and marketing costs. Sales and marketing costs decreased from $316. for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, a decrease of $316., primarily due to the elimination of sales and marketing costs primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Depreciation and amortization. Recorded depreciation and amortization expense decreased from $157,515 for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, a decrease of $157,515, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Impairment charges. Impairment changes decreased from $244,718 for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, a decrease of $244,718, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Gain on settlement of accounts and notes payable. Gain on settlement of accounts and notes payable as a consequence of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities was $700. for the three months ended June 30, 2003.

Net Loss. Net loss decreased from a net loss of ($377,300) for the three months ended June 30, 2002 to net loss of ($254) for the three months ended June 30, 2003, primarily due to the Company reducing its expenses as a consequence of disposing of all of its operating assets/businesses and discontinuing all operating activities and realizing a gain on settlement of accounts and notes payable.

Liquidity and Capital Resources
-------------------------------

Liquidity and Capital Resources. We have historically satisfied our cash requirements primarily through private placements of restricted stock and the issuance of debt securities.

Current Assets
--------------

Cash and cash equivalents. Cash and cash equivalents decreased from $14,790 at December 31, 2002 to $3.00 at June 30, 2003, a decrease of $14,787, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Total current assets. Total current assets decreased from $22,790 at December 31, 2002 to $3.00 at June 30, 2003, a decrease of $22,787, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

Liabilities
-----------

Accrued wages. Accrued wages decreased from $122,000 at December 31, 2002 to $-0- at June 30, 2003, a decrease of $122,000, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of and settling all outstanding employment agreement obligations.

Accounts Payable. Accounts payable increased from -0- at December 31, 2002 to $398. at June 30, 2003, an increase of $398, primarily as a result of remaining costs incurred in connection with the ceassation of operating activities.

Accrued interest. Accrued interest decreased from $30,635 at December 31, 2002 to $-0- at June 30, 2003, a decrease of $30,635, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of March 31, 2003 and settling all outstanding employment agreement obligations.

Notes payable-related parties. Notes payable-related parties decreased from $316,229 at December 31, 2002 to $65,000 at June 30, 2003, a decrease of
$251,229, primarily as a result of restructuring the remaining liabilities due to certain related parties.

Notes payable. Notes payable decreased from $63,539 at December 31, 2002 to $-0-at June 30, 2003, a decrease of $63,539, primarily as a result of reaching various settlements with certain note holders.

Total Current Liabilities. Total current liabilities decreased from $532,403 at December 31, 2002 to $65,398 at June 30, 2003, a decrease of $466,645, primarily as a result of the company disposing of all of its operating assets/businesses and discontinuing all operating activities and settling all outstanding employment agreement obligations and reducing its notes payable-related parties and notes payable.

In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has ceased all operations and has disposed of all of its operating assets/businesses and has not commenced any new operations at June 30, 2003. Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         A. Exhibits:

         99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

         99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

         B. Reports on Form 8-K

         On  May 19, 2003, the Board of Directors of SearchHound.com,  Inc. (the
"Company"), was notified by Pickett, Chaney & McMullen LLP, the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the year ending December 31, 2003.

         On July 10, 2003, the Company's sole officer and director, Dave L. Mullikin, resigned his positions as President, Secretary, Treasurer and sole Director and appointed Francis O'Donnell as the sole director.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEARCHHOUND.com, INC.

August 14, 2003                   /s/ Francis O'Donnell
                                  Francis O'Donnell,
                                  Acting President and Chairman of the Board of
                                  Directors
                                  (PRINCIPAL EXECUTIVE  OFFICER)

August 14, 2003                   /s/ Francis O'Donnell
                                  Francis O'Donnell,
                                  Acting Chief Financial Officer
                                  (PRINCIPAL ACCOUNTING  OFFICER)

Annex A
                                CERTIFICATIONS*

I, Francis O'Donnell, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003, of SearchHound.com, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Francis O'Donnell
Francis O'Donnell
Chief Executive Officer
Date:  August 14, 2003

                                CERTIFICATIONS*

I, Francis O'Donnell, Acting Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003, of SearchHound.com, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Francis O'Donnell
Francis O'Donnell
Acting Chief Financial Officer
Date:  August 14, 2003