Form 10QSB/A
period 2003-06-30
SEARCHHOUND COM INC
filed 2003-08-14
CIK 791115

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

Signatures
------------

                              SEARCHHOUND.com, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 June 30, 2003 (unaudited) and DECEMBER 31, 2002

                                                                       June 30,            December 31,
                                                                        2003                  2002
                                                                     (unaudited)
                                                                    ------------         -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $          3         $      14,790
                                                                    ------------         -------------
          Total current assets                                                 3                14,790

ASSETS HELD FOR SALE                                                           -                 8,000
                                                                                         -------------
TOTAL ASSETS                                                        $          3         $      22,790
                                                                    ============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accrued wages                                                  $          -         $     122,000
     Accounts payable                                                        398                     -
     Accrued interest                                                          -                30,635
     Note payable-related parties                                         65,000               316,229
     Notes payable                                                             -                63,539
                                                                    ------------         -------------
          Total current liabilities                                       65,398               532,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 1,088,159 and 681,946 issued, respectively              1,088                   682
     Additional paid-in-capital                                       20,333,254            20,179,029
     Accumulated deficit                                             (20,399,737)          (20,689,081)
     Treasury stock (0 and 243,158 shares, respectively)                       -                  (243)
                                                                    ------------         -------------
          Total stockholders' equity (deficit)                           (65,395)             (509,613)
                                                                    ------------         -------------
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY (DEFICIT)                                      $          3         $      22,790
                                                                    ============         =============
   The accompanying notes ae an integral part of these financial statements.


 SEARCHHOUND.com, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                             Three months ended June 30,        Six months ended June 30,
                                                             ---------------------------        -------------------------
                                                                2003            2002               2003           2002
                                                             -----------     -----------        -----------    ----------
Revenues .......................................              $        -     $    15,632        $         -    $  171,846

Operating expenses:
Cost of services provided ......................                                  27,025                          141,180
General and administrative .....................                     954         296,000             81,679       445,010
Sales and marketing ............................                                     316                              491
Depreciation and amortization ..................                                 157,515                          313,696
Impairment charges .............................                                 244,718                        1,048,038
                                                             -----------     -----------        -----------    ----------
Total operating expenses .......................                     954         725,574             81,679     1,948,415

Operating loss .................................                    (954)       (709,942)           (81,679)   (1,776,569)

Other expense-interest expense .................                       -          (3,168)            (3,159)       (6,317)
Impairment loss - marketable securities ........                       -         (68,953)                 -       (68,953)
Gain on settlement of accounts and notes payable                     700               -            239,082             -
                                                             -----------     -----------        -----------    ----------
Income (Loss) from continuing operations
 before income taxes ...........................                    (254)       (782,063)           154,244    (1,851,839)

Income taxes ...................................                       -               -                  -             -
                                                             -----------     -----------        -----------    ----------
Loss from continuing operations ................                    (254)       (782,063)           154,244    (1,851,839)

Discontinued operations:
   Income (Loss) from operations, net ..........                       -         404,763                  -       352,936
   Gain from disposal, net .....................                       -               -            135,100             -
                                                             -----------     -----------        -----------    ----------
                                                                       -         404,763            135,100       352,936
                                                             -----------     -----------        -----------    ----------
Net loss .......................................             $      (254)    $  (377,300)       $   289,344   $(1,498,903)
                                                             ===========     ===========        ===========   ===========
Basic and diluted net loss per share:
  Loss from continuing operations ..............             $         -     $     (1$71)               0.1   $     (4.14)
  Gain (loss) from discontinued operations .....                       -            0.89               0.14          0.79
                                                             -----------     -----------        -----------    ----------
Net earnings loss per share ....................             $         -     $     (0.82)              0.30   $     (3.35)
                                                             ===========     ===========        ===========   ===========
Basic and diluted weighted average
common shares outstanding ......................               1,088,159         456,553            960,110       447,144
                                                             ===========     ===========        ===========   ===========

The accompanying notes are an integral part of these financial statements.

                             SEARCHHOUND.com, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2003
                                   (unaudited)

                                                                                    Additional                          Stockholders
                                                                   Common Stock      Paid-in    Accumulated    Treasury    Equity
                                                                 ---------------
                                                                 Shares   Amount     Capital       Deficit       Stock    (Deficit)
                                                                 ------- -------   -----------  ------------   --------  -----------

Balance, January 1, 2003 ....................................    681,946  $  682  $ 20,179,029  $(20,689,081)  $ (243)   $(509,613)

Issuance of treasury stock to settle  notes and
    accounts payable                                                                    48,389                    243       48,632

Issuance of common stock to settle notes and accounts payable    156,213     156        31,086                              31,242

Issuance of common stock for services rendered ..............    250,000     250        74,750                              75,000

Net income ..................................................                                        289,344               289,344
                                                               ---------  ------  ------------  ------------   --------  -----------
Balance, June 30, 2003 ......................................  1,088,159  $1,088  $ 20,333,254  $(20,399,737)   $  --    $ (65,395)
                                                               =========  ======  ============  ============    =======  ===========

The accompanying notes are an integral pat of these financial statements

                              SEARCHHOUND.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                    Six months ended June 30,
                                                                        --------------------------------------------
                                                                               2003                    2002
                                                                        --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $            289,344    $         (1,498,903)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization
                                                                                           -                 313,696
       Goodwill impairment charge                                                          -               1,048,039
       Impairment loss on marketable securities
                                                                                           -                  68,954
       Gain on sale of assets
                                                                                           -                (446,430)
       Issuance of common stock for services rendered                                 75,000                  38,250
       Bad debt write off
                                                                                                              99,890
       Gain on settlement of accounts and notes payable                             (239,082)                      -

       Gain from disposal of discontinued operations                                (135,100)                      -
          Changes in operating assets and liabilities
          (exclusive of effects of acquisitions):
            Accounts receivable
                                                                                           -                  79,596
            Accounts payable                                                           1,098                 206,727
            Related party accounts receivable                                              -                  10,183
            Other current liabilities                                                 (6,047)                  6,318
                                                                        --------------------    --------------------
              Net cash and cash equivalents used in
                 operating activities                                                (14,787)                (73,680)
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                           -                       -
                                                                        --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable
                                                                                           -                  (5,518)
                                                                        --------------------    --------------------
              Cash used in financing activities
                                                                                           -                  (5,518)
                                                                        --------------------    --------------------
Net increase (decrease) in cash and cash equivalents                                 (14,787)                (79,198)

Cash and cash equivalents at beginning of period                                      14,790                 102,163
                                                                        --------------------    --------------------
Cash and cash equivalents at end of period                              $                  3    $             22,965
                                                                        ====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                            $                  -    $                  -
                                                                        ====================    ====================
    Income taxes                                                        $                  -    $                  -
                                                                        ====================    ====================
  Non-cash investing and financing activities:
     Issuance of related party notes payable in payment of
       accrued expenses                                                 $                  -    $            316,206
                                                                        ====================    ====================
     Issuance of treasury stock to settle notes and accounts payable    $             48,632    $             15,000
                                                                        ====================    ====================

     Transfer of assets and liabilities related to business disposition
       Accounts receivable                                              $                  -    $             44,910
                                                                        ====================    ====================
       Fixed assets, net                                                $                  -    $             37,357
                                                                        ====================    ====================
       Notes payable and accrued expenses                               $                  -    $            528,697
                                                                        ====================    ====================

     Issuance of common stock to settle notes and accounts payable      $             31,242    $                  -
                                                                        ====================    ====================

     Note payable-related party issued for wages payable                $                  -    $                  -
                                                                        ====================    ====================


The accompanying notes are an integral part of these financial statements.

                              SEARCHHOUND.com, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (Unaudited)



1.   Basis of presentation

     The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

     The Company has operated as a holding company for internet-based assets/businesses, primarily through the acquisitions of operating assets/businesses through the issuance of common stock. The Company acquired multiple businesses during 2000 and 2001 in this manner. During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of June 30, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The accompanying financial statements reflect the businesses sold as discontinued operations.

     The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The accompanying financial statements reflect this reverse stock split on a retroactive basis.

2.   Use of estimates:

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


3.   Notes payable:


                                                                   June 30, 2003     December 31,
Related parties:                                                    (Unaudited)         2002
-------------------------------------------------------            -------------    -------------
   Note payable                                                      $ 10,000       $  30,000
   Note payable                                                        40,000         179,359
   Consideration due related to SoloSearch acquisition                 15,000          15,000
   Note payable                                                                        91,870
Total notes payable to related parties                               $ 65,000       $ 316,229
                                                                   -------------    -------------
   Note payable trade creditor                                       $      -       $  63,539
                                                                   =============    =============

     The $10,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and is now due on demand. During January 2003, the Company partially settled this note whereby it issued 14,621 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as a gain on settlement of notes and accounts payable in the Statement of Operations.

     The $40,000 note payable represents loans incurred for unpaid wages and cash advances to the Company. During January 2003, the Company partially settled this note whereby it issued 181,292 shares of common stock in consideration for a $173,564 reduction in the principal balance (and related accrued interest) and the transfer of certain Company assets with a carrying value of $8,000. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations. The $40,000 note is due on August 15, 2003. If this note is not paid by this date the note will bear interest at 10% per annum.

     Concurrent with this transaction, the Company's president also agreed to accept the issuance of 42,589 shares held in treasury and 47,411 shares of common stock to settle$72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations.

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

     The $91,870 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (6.5% at December 31, 2002) and was due on demand. During January 2003, the Company settled this note whereby it issued 80,619 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as a gain on settlement of notes and accounts payable in the Statement of Operations.

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

4.   Stockholders' equity


     For the six months ended June 30, 2003 the Company issued 406,213 shares (excluding 243,158 treasury shares issued) of its common stock as follows:

          156,213 shares were issued to settle notes and accounts payable of the Company.

          250,000 shares were issued to consultants to the Company in lieu of cash compensation.

          243,158 shares of common stock held in treasury were issued to settle outstanding notes and accounts payable.

     The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The accompanying financial statements reflect this reverse stock split on a retroactive basis.

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

5.   Related party transactions:

     On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin:

     a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com;

     b.   Customer lists, email names and addresses (for each domain);

     c.   Software, programming code, intellectual property (for each domain);

     d.   Certain computer and office equipment.

     Mr. Mullikin is a director of SearchHound.com, Inc. and is its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the remaining outstanding principal balance of $179,359 together with all accrued but unpaid interest (as described in Note 3). The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations.

     Concurrent with this transaction, the Company's president also agreed to accept the issuance of 42,589 shares held in treasury and 47,411 shares of common stock to settle wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations.

     In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

6.   Going Concern:

     In recent years the Company has incurred substantial operating losses, a working capital deficit and experienced negative cash flows from operations. Current cash balances and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has ceased all operations and has disposed of all of its operating assets/businesses at March 31, 2003. Management is currently seeking a merger and/or acquisition partner that has greater financial resources in order for the Company to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it has reduced ongoing operating expenses to a level that can be sustained until such time as a suitable merger/acquisition partner is identified and a transaction is consummated. However, no assurance can be given that the Company will be successful in consummating a merger/acquisition transaction or that it will be able to fund its ongoing operations until a merger/acquisition transaction can be accomplished. Should management be unsuccessful in consummating a merger transaction, the Company will likely cease as a going concern. The financial statements do not include an adjustments that might result from the outcome of this uncertainty.

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