Form 10QSB
period 2003-09-30
COACH INDUSTRIES GROUP INC
filed 2003-11-14
CIK 791115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 2003

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________to___________

                         Commission file number: 0-19471

                          COACH INDUSTRIES GROUP, INC.

             (Exact name of registrant as specified in its charter)

              Nevada                                  91-1942841
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)




         9600 W. SAMPLE ROAD, SUITE 505, CORAL SPRINGS, FLORIDA 33065
         ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (305) 531-1174
                                                          --------------

                              SearchHound.com, INC.
                    12817 Woodson, Oveland Park, Kansas 66209
          (Former name or former address, if changed since last report)

 Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174
                             -----------------------

                          COACH INDUSTRIES GROUP, INC.
                          ----------------------------

                                      Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

Consolidated Condensed balance sheets at September 30, 2003 and December 31,
2002

Consolidated Condensed statements of operations for the Three Months and Nine Months ended September 30, 2003 and 2002

Consolidated statements of shareholders' equity at December 31, 2002 and September 30, 2003

Consolidated Condensed statements of cash flows for the Nine Months ended September 30, 2003 and 2002

Notes to consolidated condensed financial statements for the three and nine months ended September 30, 2003 and 2002

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        September 30,    December 31,
                                                            2003             2002
                                                        -----------------------------
                 ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.......................... $     19,603   $       14,790
    Accounts receivable, net............................      31,051                -
    Supply inventory....................................     150,971                -
    Assets held for sale................................           -            8,000
    Prepaid expenses and other current assets...........      58,584                -
                                                        ------------    -------------
          Total current assets..........................     260,209           22,790
                                                        ------------    -------------
  PROPERTY AND EQUIPMENT, net...........................       1,877                -
  GOODWILL..............................................   1,351,347                -
                                                        ------------    -------------
                                                        $  1,613,433   $       22,790
                                                        ============   ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses.............. $    184,727   $            -
    Deferred rent ......................................     122,400                -
    Warranty reserve....................................      15,000                -
    Customer deposits...................................       5,000                -
    Accrued wages.......................................      18,140          122,000
    Accrued interest....................................           -           30,635
    Note payable - related parties......................      25,000          316,229
    Notes payable.......................................           -           63,539
                                                        ------------    -------------
          Total current liabilities.....................     370,267          532,403
                                                        ------------    -------------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
  Common stock $0.001 par value; 50,000,000 shares
  authorized; 6,285,531 and 173,312 shares issued
  and outstanding, respectively.........................       6,284              682
  Additional paid in capital............................   2,349,777       20,179,029
   Deferred compensation................................    (543,412)               -
   Retained earnings (accumulated deficit) restated
    effective January 1, 2003...........................    (569,483)    (20,689,081)
    Treasury stock, 0 and 60,790 shares at cost.........           -            (243)
                                                        ------------    -------------
          Total shareholders' equity....................   1,243,166        (509,613)
                                                        ------------    -------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                $  1,613,433   $       22,790
                                                        ============   ==============

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,

                                                              2003         2002             2003           2002
                                                        -----------     ----------      ---------       ----------

REVENUES ...........................................    $   92,036    $    37,948     $     92,036   $    209,794
                                                        ----------    -----------     ------------   ------------
COST OF GOODS SOLD .................................       138,587          5,000          138,587        146,180
                                                        ----------    -----------     ------------   ------------
  GROSS PROFIT .....................................       (46,551)        32,948          (46,551)        63,614

OPERATING EXPENSES:
  General and
     Administrative ................................       130,988         25,219          212,667        441,831
   Sales and marketing .............................         4,502          1,513            4,502          2,004
   Rent ............................................        21,600             --           21,600         28,397
   Interest expense ................................            --          3,159            3,159          9,476
   Other ...........................................         4,398             --            4,398             --
    Amortization of deferred compensation...........       317,588             --          317,588             --
   Impairment charges - marketable equity securities            --             --               --         68,954
  Depreciation and
     amortization ..................................            --        156,181               --        469,877
  (Gain) loss on reduction of trade payable ........       333,200        (30,000)          94,118        (30,000)
   Impairment charges - goodwill ...................            --      3,252,635               --      4,300,673
                                                        ----------    -----------     ------------   ------------
    Total operating expenses .......................       812,276      3,408,707          658,032      5,291,212
                                                        ----------    -----------     ------------   ------------
Loss from continuing operations ....................      (858,827)    (3,375,759)        (704,583)    (5,227,598)
                                                        ----------    -----------     ------------   ------------
         Income from discontinued operations
         (including gain on disposition of
         $135,100 and $446,430) ....................            --             --          135,100        352,936
                                                        ----------    -----------     ------------   ------------
         Loss before income taxes ..................      (858,827)    (3,375,759)        (569,483)     (4,874,662)
                                                        ----------    -----------     ------------   ------------
         Income taxes ..............................            --             --               --             --
                                                        ----------    -----------     ------------   ------------
         NET LOSS ..................................    $ (858,827  $  (3,375,759)    $   (569,483)  $ (4,874,662)
                                                        ==========     ==========     ============   ============
         Basic and diluted net
           (loss) per share :

         Continuing operations .....................       $ (3.12)    $   (28.81)    $    (2.92)    $     (45.74)
         Discontinued operations ...................            --             --           0.56             3.09
                                                        ----------    -----------     ------------   ------------
           Total ...................................       $ (3.12)    $   (28.81)    $    (2.36)    $     (42.65)
                                                        ==========     ==========     ===========    =============
         Basic and diluted weighted average
          common shares outstanding ................       274,865        117,176         241,014          114,292
                                                        ==========     ==========     ===========    =============


  The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ADDITIONAL     RETAINED                  UNEARNED
                                                                  PAID         EARNINGS                COMPENSATION -
                                            COMMON STOCK           IN         (ACCUMULATED    TREASURY RESTRICTED STOCK
                                         SHARES    AMOUNT       CAPITAL         DEFICIT)       STOCK       GRANTS       TOTAL
                                        --------------------------------------------------------------------------------------------
BALANCE, December 31, 2002               173,312    $  682  $    20,179,029    $ (20,689,081)  $  (243) $       -  $  (509,613)
Restatement of accumulated
deficit subject to quasi
reorganization                                -          -      (20,689,081)      20,689,081        -           -            -
Issuance of treasury stock to
settle notes and accounts payable             -          -           48,389              -         243          -        48,632
Adjust common stock for stock
split                                         -       (814)             814              -          -           -            -
Issuance of common stock to
settle notes and accounts payable      1,149,719     1,266          529,776              -          -           -       531,042
Issuance of common stock for
services rendered                         62,500       250           74,750              -          -           -        75,000
Unearned compensation -
restricted stock                       1,900,000     1,900          859,100              -          -    (861,000)           -
Amortization of unearned
compensation - restricted stock               -          -              -                -          -     317,588       317,588
Issuance of common stock
upon acquisition of CTMC               3,000,000     3,000        1,347,000              -          -           -     1,350,000
      Net loss                                                                      (569,483)                          (569,483)
                                       ---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,
2003 (unaudited)                       6,285,531    $6,284       $2,349,777       $ (569,483)  $    -  $ (543,412) $  1,243,166
                                       =============================================================================================

  The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  SEPTEMBER 30,
                                                               2003              2002
                                                           ------------      -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (loss) ...........................................   $  (569,483)      $ (4,874,662)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization........................        (2,400)           469,877
   Amortization of unearned compensation................       317,588                 --
   Gain on sale of assets ...............                     (135,100)          (446,430)
   (Gain) loss on settlement of trade payable ..........        94,118            (30,000)
   Impairment charges ...................                           --          4,300,673
   Impairment loss on marketable securities.............            --             68,954
   Issuance of common stock for services rendered.......        75,000             54,250
   Bad debt write-off ...................                           --             99,890
   Changes in operating assets and liabilities:
      Accounts receivable ..............................        (8,301)            99,433
      Inventory ........................................        32,931                 --
      Prepaid expenses and other .......................         2,556                 --
      Accounts payable and accrued expenses.............       169,610            143,574
      Other current assets .............................            --                500
      Related party accounts, net.......................         8,788             10,183
      Other current liabilities ........................            --              9,476
                                                           ------------      -------------
        Net cash provided by (used in) operating
          activities....................................       (14,693)           (94,282)
                                                           ------------      -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Business acquisitions, net of cash acquired...........        19,506                 --
                                                           ------------      -------------
        Net cash used in investing activities...........        19,506                 --
                                                           ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable ............................            --             (5,518)
                                                           ------------      -------------
        Net cash provided by (used in) financing
          activities....................................            --             (5,518)
                                                           ------------      -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS .......................................         4,813            (99,800)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD ..............................................        14,790            102,163
                                                           ------------      -------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD..................................................   $     19,603      $      2,363
                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

1. BACKGROUND

SearchHound.com, Inc., the predecessor to Coach Industries, Group, Inc. (the "Company" or "Coach"), is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting and reporting purposes.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal year 2000 and prior to June 1, 2000, Pan International was not engaged in operating activities and there were no revenues or business operations. Immediately following the reverse merger with PAN International, Searchhound.com 2000 Ltd. changed its name to SearchHound.com, Inc. effective June 6, 2000.

In 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a company having better financial resources.

As of March 31, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect the businesses sold as discontinued operations.

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate.

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Bradley Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc. and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a Consulting Agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound.com, Inc. The terms of the Consulting Agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

As of November 14, 2002, Mr. Mullikin agreed to amend his Consulting Agreement and extend its term indefinitely; retaining the monthly compensation of $1.00, but discontinuing the health benefits provision.

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

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity): EarlyBirdDomain.com domain, database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and EarlyBirdDomain.com clients and customers lists.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect this reverse stock split on retroactive basis. Subsequently, on August 26, 2003, the Company effected a 1-for-4 stock split of each outstanding share of common stock, which is reflected on a retroactive basis.

During January 2003, the Company partially settled a note payable to a related party whereby it issued 3,655 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable during the nine months ended September 30, 2003.

During January 2003, the Company settled a note payable to a related party whereby it issued 20,155 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the nine months ended September 30, 2003.

During January 2003, the Company settled a note payable to a trade creditor whereby it issued 4,820 shares of common stock held in treasury and 3,391 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

In March 2003, the Company increased the shares available to be issued by 62,500. The Company issued common stock to employees, consultants and Board Members for services rendered to the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, corporate accounting and public relations services in lieu of cash compensation totaling $75,000 which was reflected in the statement of operations for the nine months ended September 30, 2003. The Company is attempting to conserve cash resources by issuing stock for these services.

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

The Company's shareholders approved the election of directors, the appointment of independent certified public accountants for the fiscal year ending December 31, 2003, effect a 1-for-4 reverse stock split of the Company's issued and outstanding shares of common stock and amended the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc.

On September 1, 2003, Commercial Transportation Manufacturing Corporation ("CTMC"), a New York corporation specializing the manufacturing and selling of limousines, was merged into Coach.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Coach, and its wholly owned subsidiary CTMC. All significant inter-company balances and transactions have been eliminated.

The Company has operated as a holding Company for internet-based assets/businesses, primarily through the acquisitions of operating assets/businesses through the issuance of common stock. The Company acquired multiple businesses during 2000 and 2001 in this manner. During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of September 30, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The accompanying financial statements reflect the businesses sold as discontinued operations. On September 1, 2003, the Company became the holding company for a manufacturer of limousines, primarily for the livery industry by modifying and custom fabricating stock vehicles that are manufactured by automotive manufacturers.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates.


INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2003 and December 31, 2002, cash and cash equivalents include cash on hand and cash in the bank.


REVENUE AND COST RECOGNITION

Revenues are reported at the time the custom re-fabrication or modification is complete and delivered to the customer. Repairs and other services are recorded when the service is performed. Inventory is relieved at the time of sale.

INVENTORIES

Inventories include the cost of the unmodified vehicle chassis and parts related to vehicles in the process of being modified and remanufactured. Shipping and handling costs are included in inventory.

All inventories are valued at the lower of cost or market. The cost of new and used vehicles is determined using the specific identification method. The cost of new parts is valued using the first in first out basis.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2003, the Company believes that there has been no impairment of its long-lived assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, prepaid expenses, other assets, and accounts payable carrying amounts approximate fair value.

WARRANTY RESERVES

The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company.


INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The financial statements reflect a deferred tax asset of approximately $200,000 as of September 30, 2003 and a valuation allowance of the same amount, since the Company did not have the revenue history to support the future recognition of the deferred tax asset. It is more likely that the deferred tax asset will not be recognized. The deferred tax asset as of December 31, 2002 was restated as part of a quasi reorganization and presented as a $0 balance.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

GOODWILL

The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill. At September 30, 2003, the Company has not recognized an impairment loss.

The Company conducted an asset evaluation based on impairment for long-lived assets, which included its five web site, database, and exchange servers (asset group) and found that they no longer support revenue or income from continuing operations. This asset group was evaluated based on fair market value of like equipment for sale. The amount written off as a result of this valuation process was $102,635 for the three and nine months ended September 30, 2002.

Management's review of the SearchHound.com and SoloSearch.com intangible assets yielded that they no longer are capable of generating ongoing revenue as the costs to maintain the sites is in excess of any potential revenue source and therefore their value has been impaired. As a result, an impairment charge of $3.2 million and $4.2 million was recorded for the three and nine months ended September 30, 2002, respectively.

NET INCOME (LOSS) PER SHARE

The Company has presented basic and diluted net income (loss) per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission SAB No. 98. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock.

STOCK SPLIT

On August 26, 2003, the Company effected a 1-for-4 stock split of each outstanding share of common. On December 30, 2002, the Company effected a 1-for-67 share reverse stock split. The accompanying financial statements reflect this reverse stock split on a retroactive basis. All share data have been restated to reflect these stock splits.

3. CONCENTRATION OF CREDIT RISK

The amounts on deposit at September 30, 2003 did not exceed the $100,000 federally insured limit for bank deposits. The Company purchases a significant portion of its inventory from two major suppliers. The relationships with these suppliers are significant to the ongoing operations of the business and are subject to licensing agreements.

4.  INVENTORIES

Inventories consist of the following components as of September 30, 2003 and December 31, 2002:

                                       September 30,      December 31,
                                           2003               2002
                                      -------------     --------------
Vehicle Chassis                      $      108,874     $           -
Parts                                        42,097                 -
                                     --------------     --------------
                                     $      150,971     $           -
                                     ==============     ==============

5. RELATED PARTY TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in January 2008 with payments commencing in July 2003. The lease is to a related party.

The minimum lease commitment for the non-cancelable operating lease for the subsequent five year periods are summarized as follows:


            2004    $      288,000
            2005           288,000
            2006           288,000
            2007           288,000
            2008            72,000
                    --------------
                    $    1,224,000
                    ==============

Rental expense under all operating leases totaled approximately $21,600 and $0 and $21,600 and $28,397 for the three and nine months ended September 30, 2003 and 2002, respectively, that includes amortization of approximately $2,400 and $2,400 for the three and nine months ended September 30, 2003, respectively of deferred rental expense.

As of September 30, 2003 and December 31, 2002 the Company had receivable balances for approximately $19,000 and $0 due from related parties, respectively.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. It is expected that this equipment will be purchased for its fair value based upon an independent valuation.

On August 29, 2003, the Company registered 1.8 million shares of common stock, issued pursuant to consultant agreements entered into between the Company and certain consultants in satisfaction of compensation owed to these parties. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company. The agreements are for periods between 6 months to 2 years. Compensation expense recorded for past services rendered by these individuals was approximately $260,000 included in the three and nine months ended September 30, 2003. In addition, the amortization of the deferred compensation expense relating to the consulting agreements was approximately $32,000 included in the three and nine months ended September 30, 2003.

On August 26, 2003, the Company issued 433,333 shares of common stock to a related party in settlement of $65,000 due as of June 30, 2003. The statement of operations reflects an extraordinary loss from settlement of $130,000 for the three and nine months ended September 30, 2003.

On August 26, 2003, the Company issued 677,333 shares of common stock to a related party in settlement of $101,600 due for various expenses paid for by the related party. The statement of operations reflects an extraordinary loss from settlement of $203,200 for the three and nine months ended September 30, 2003.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the certain assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin.

Mr. Mullikin was a director of SearchHound.com, Inc. and was its acting Chief Executive Officer. The net book value of the net assets sold to Mr. Mullikin approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Mullikin in settlement of a portion of the then outstanding principal balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations for the nine months ended September 30, 2003.

Concurrent with this transaction, the Company's previous president also agreed to accept the issuance of 42,589 shares held in treasury and 47,411 shares of common stock to settle wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

In addition, Mr. Mullikin agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space.

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease is one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $28,397 for the nine months ended September 30, 2002. The agreement between the Company and Bradley
N. Cohen was terminated effective with his resignation May 31, 2002.

On May 31, 2002 the Company entered into an asset sales agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Bradley N. Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. The net book value of the net assets sold to Mr. Cohen approximated $52,750 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets to Mr. Cohen in settlement of the following: 1) an employment agreement with Mr. Cohen dated September 1, 2000, 2) all accrued but unpaid compensation owed to Mr. Cohen which approximated $100,000 as of the date of sale, and 3) a promissory note payable to Cohen Capital Technologies, LLC. in the amount of $285,000 as of the date of sale.

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

Gain of $30,000 for the three and nine months ended September 30, 2003, as a reduction in liabilities came as a result of negotiating a cash settlement with Bryan Cave through the Company's ability to remit cash in the amount of $10,000.

6. ACQUISITION

On August 29, 2003 the Company acquired Commercial Transportation Manufacturing Corp. through an Agreement and Plan of Merger effective September 1, 2003, whereby all the common stock were converted by virtue of the merger at the closing date of the merger, September 1, 2003 into an equal number of Coach Acquisition Sub, Inc. common stock. The Merger is valued at $1.35 million based on 3 million shares of common stock, valued at $0.45 per share on August 26, 2003.

The following is pro forma information for the nine months ended September 30, 2003, as if the CTMC acquisition were consummated on January 1, 2003. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2003
                                                                   HISTORICAL        PRO FORMA
                                                                  ------------      -------------
     Revenue.................................................   $      92,036      $    688,761
     Operating loss..........................................        (704,583)       (1,286,430)
     Net income (loss).......................................   $    (569,483)     $ (1,151,330)
                                                                  ============      ===========
     Basic and diluted net income (loss) per share...........   $       (2.36)     $     ( 0.36)
                                                                  ============      ===========
     Basic and diluted weighted average shares outstanding...         241,014         3,241,014
                                                                  ============      ===========

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the nine months ended September 30, 2003, as a result of the business acquisition:


Non-cash assets
(liabilities):
  Current assets...........                           $       279,298
  Property and equipment...                                     1,877
  Goodwill.................                                 1,351,347
  Current liabilities......                                 (282,522)
                                                        --------------
  Net non-cash assets acquired...................           1,350,000
  Less: Common and preferred
stock issued...............                                (1,350,000)
                                                        --------------
Cash paid for business acquisitions, net..........    $             -
                                                        ==============

In  addition  the  Company,  as  part  of  its  restructuring   settled  various
obligations for each of the nine months ended September 30:



Non cash financing/investing activities:                2003            2002
                                                    -----------      -----------
Issuance of related party notes payable in
   payment of accrued expenses                      $  620,656       $   316,206
Issuance of common stock held in
   Treasury for settlement of accounts
   payable, related party notes payable
   and accrued expenses                                (48,632)               --
Issuance of common stock in settlement
   of accounts payable, related party
   notes payable and accrued expenses                 (531,042)               --
Reclassification of common stock to
   additional paid in capital related to
   the common stock split                                  814                --
Issuance of restricted stock related to
   deferred compensation                               861,000                --
Issuance of treasury stock                                  -             15,000
Transfer of assets and liabilities related to
business disposition:
   Accounts receivable                                      -             44,910
   Fixed assets, net                                        -             37,357
   Notes payable and accrued expenses                       -            528,697

8. STOCKHOLDERS' EQUITY

QUASI-REORGANIZATION:

Effective January 1, 2003, the Company had disposed of all of its operating assets and was in the process of settling all of its outstanding liabilities and seeking a merger partner. Accordingly, the Company has changed its business focus. The Board of Directors elected to restate the balance sheet as "a quasi-reorganization". In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in capital. In effect, this gives the balance sheet a "fresh-start". Beginning January 1, 2003 and continuing forward, the Company will be crediting net income and charging net losses to retained earnings.

STOCK TRANSACTIONS:

For the nine months ended September 30, 2003 the Company issued, shares (excluding 60,790 treasury shares issued) of its common stock as follows:

     39,053 shares were issued to settle notes and accounts payable of the Company.

     62,500 shares were issued to consultants to the Company in lieu of cash compensation.

     60,790 shares of common stock held in treasury were issued to settle outstanding notes and accounts payable.

On March 3, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-8, which increased the shares available to be issued by 62,500. The Form S-8 Registration Statement provides the Company common stock for issuance to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation. The Company charged $75,000 to operations as a result of the issuance of these shares for the nine months ended September 30, 2003.

On August 15, 2003, the Company entered into a consulting and retainer agreement whereby the consultant received 100,000 shares of common stock on September 15, 2003 for consulting services relating to enhancing the financial structure of the Company. The contract is for 90 day, through November 15, 2003. Expenses accrued for the consulting services through September 30, 2003 were $25,500.

For the nine-month period ended September 30, 2002, the Company issued 63,713 shares of its common stock as follows:

       746 unregistered shares were issued to the Board of Directors (187 shares to each of four Board members)

       14,925 unregistered shares were issued to the Officers of the Company (187 shares each)

       280 unregistered shares were issued to employees and consultants of the Company

     55,970 unregistered shares were issued to SearchHound.com in the form of Treasury Stock as collateral for a pledge Note agreement

     2,985 unregistered shares were issued to Steuve, Helder, Siegel LLP for legal work

9. NOTES PAYABLE

The $10,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and was due on demand. During January 2003, the Company partially settled this note whereby it issued 3,655 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as a gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

The $40,000 note payable represents loans incurred for unpaid wages and cash advances to the Company. During January 2003, the Company partially settled this note whereby it issued 45,323 shares of common stock in consideration for a $173,564 reduction in the principal balance (and related accrued interest) and the transfer of certain Company assets with a carrying value of $8,000. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations for the nine months ended September 30, 2003. The $40,000 note was due on August 15, 2003 and was settled for 266,666 shares of common stock on August 26, 2003 for a loss on settlement for the three and nine months ended September 30, 2003 of $80,000.

Concurrent with this transaction, the Company's president also agreed to accept the issuance of 10,647 shares held in treasury and 11,853 shares of common stock to settle $72,795 of other wages payable to him. The settlement of wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations. Amounts due to related party in the amount of $15,000 as of December 31, 2002 represents payments due to the previous owners of SoloSearch relating to the cash consideration portion of the acquisition of SoloSearch. Due to Searchhound.com, Inc.'s current working capital deficiencies, the cash consideration was not paid at closing (July 11, 2000) and the previous owners have informally agreed to not demand payment or charge interest until cash is available through the sale of assets or a merger occurs. On August 26, 2003, the note was settled for the issuance of 100,000 shares of common stock for a loss on settlement of $30,000 for the three and nine months ended September 30, 2003.

The $91,870 note payable is secured by substantially all assets of the Company, bears a variable interest rate equivalent to prime (6.5% at December 31, 2002) and was due on demand. During January 2003, the Company settled this note whereby it issued 20,155 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as a gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

The note payable-trade creditor bears interest at a variable rate equivalent mid-term applicable Federal rate (4.49% at December 31, 2002), and was due on demand. During January 2003, the Company settled this note whereby it issued 4,820 shares of common stock held in treasury and 3,391 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

10. SUBSEQUENT EVENT

Effective November 10, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at .45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

The following discussion contains, in addition to historical information, forward-looking statements regarding Coach Industries, Group, Inc. (the "Company" or "CIGI"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary Overview and Overall Business Strategy
----------------------------------------------

SearchHound.com, Inc., the predecessor to Coach Industries, Group, Inc., is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting and reporting purposes.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal 2000 and prior to June 1, 2000, Pan International was not engaged in operating activities and there were no revenues or business operations. Immediately following the reverse merger with PAN International, changed its name to SearchHound.com, Inc. effective June 6, 2000.


In 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a company having better financial resources.

As of March 31, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect the businesses sold as discontinued operations.

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate:

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to Bradley Cohen. Mr. Cohen was an officer and director of SearchHound.com, Inc. prior to the sale.

Concurrent with the asset sale agreement with Mr. Cohen, Mr. Cohen tendered his resignation from SearchHound.com, Inc. and as a member of the Board of Directors.

During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a Consulting Agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company. The agreement calls for Mr. Mullikin to 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for SearchHound.com, Inc. The terms of the Consulting Agreement include the following provisions: Mr. Mullikin agreed to remain on the Board and Mr. Mullikin would receive a monthly compensation of $1.00 and health benefits.

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

On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity): EarlyBirdDomain.com domain, database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and EarlyBirdDomain.com clients and customers lists.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect this reverse stock split on retroactive basis. Subsequently, on August 26, 2003, the Company effected a 1-for-4 stock split of each outstanding share of common stock.

During January 2003, the Company partially settled a note payable to a related party whereby it issued 3,655 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable during the nine months ended September 30, 2003.

During January 2003, the Company settled a note payable to a related party whereby it issued 20,155 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the nine months ended September 30, 2003.

During January 2003, the Company settled a note payable to a trade creditor whereby it issued 4,820 shares of common stock held in treasury and 13,562 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the nine months ended September 30, 2003.

In March 2003, the Company increased the shares available to be issued by 62,500. The Company issued common stock to employees, consultants and Board Members for services rendered to the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, corporate accounting and public relations services in lieu of cash compensation totaling $75,000 which was reflected in the statement of operations for the nine months ended September 30, 2003. The Company is attempting to conserve cash resources by issuing stock for these services.


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

The Board of Directors has approved resolutions for the Company's Annual Meeting of Shareholders, held on Friday August 22, 2003, to elect directors of the Company, ratify the appointment of Jewett, Schwartz & Associates, as the Company's independent certified public accountants for the fiscal year ending December 31, 2003, effect a 1-for-4 reverse stock split (pro-rata reduction of outstanding shares) of the Company's issued and outstanding shares of common stock and amend the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc. (or other such name as may be available). There is no assurance that the shareholders of the Company will vote in favor of these resolutions.


On September 1, 2003, CTMC, a New York corporation specializing the manufacturing and selling of limousines, was merged into Coach Industries Group, Inc.

Effective November 10, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at .45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction.

                     NINE MONTHS ENDED SEPTEMBER 30, 2003
               COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations
--------------------------------------

GROSS REVENUES. Gross revenues decreased from $209,794 for the nine month period ended September 30, 2002 to $92,036 for the nine month period ended September 30, 2003, a decrease of $117,758, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The Company acquired CTMC effective September 1, 2003 and the gross revenues for the period reflect revenues through September 30, 2003 from CTMC.

COSTS OF GOODS SOLD. Costs of goods sold decreased from $146,180 for the nine months ended September 30, 2002 to $138,587 for the nine months ended September 30, 2003, a decrease of $7,593, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The Company acquired CTMC effective September 1, 2003 and the costs of goods sold for the period reflect costs through September 30, 2003.


OPERATING EXPENSES. Operating expenses decreased from $5,291,212 million for the nine months ended September 30, 2003 to $658,032 for the nine months ended September 30, 2003, a decrease of $4,633,180, primarily as a result of elimination of impairment charges-goodwill.

General and administrative expenses decreased from $441,831 for the nine months ended September 30, 2002 to $212,667 for the nine months ended September 30, 2003, a decrease of $229,164, primarily due to decrease in general and administrative expenses as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and expenditures related to the Company's business plan of restructuring the Company and securing a merger candidate. The Company acquired CTMC effective September 1, 2003 and the general and administrative expenses for the period reflect expenses through September 30, 2003. In addition, the Company incurred expenses associated with securing a merger candidate.

Depreciation and amortization expense decreased from $469,877 for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, a decrease of $469,877, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

(Gain) loss on reduction of trade payable increased from a gain of $30,000 for the nine months ended September 30, 2002 to a net loss of $94,118 for the nine months ended September 30, 2003, an increase of $124,118, primarily due to the Company issuing shares of stock to settle certain liabilities.

Impairment charges decreased from $4,300,673 million for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, a decrease of $4,300,673 million, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

During the nine months ended September 30, 2003, the Company issued shares or common stock to various related parties for future consulting services. The Company recognized $317,588 of amortization of deferred compensation relating to this issuance. During the nine months ended September 30, 2002, there was no amortization of deferred compensation.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations decreased from $353,936 for the nine months ended September 30, 2002 to $135,100 for the nine months ended September 30, 2003, a decrease of $217,836, primarily due to the Company completing its plan of disposal in 2002 and early 2003.

NET INCOME (LOSS). Net loss decreased from $4,874,662 million for the nine months ended September 30, 2002 to $569,483 for the nine months ended September 30, 2003, primarily due to the Company reducing its expenses as a consequence of disposing of all of its operating assets/businesses and discontinuing all operating activities and realizing a gain on settlement of accounts and notes payable and a gain on disposal of assets, offset by a loss of $106,439 relating to the operations of CTMC for the period.

                     THREE MONTHS ENDED SEPTEMBER 30, 2003
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

GROSS REVENUES. Gross revenues increased from $37,948 for the three month period ended September 30, 2002 to $92,036 for the three month period ended September 30, 2003, an increase of $54,088, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The Company acquired CTMC effective September 1, 2003 and the gross revenues for the period reflect revenues through September 30, 2003.

COSTS OF GOODS SOLD. Costs of goods sold increased from $5,000 for the three months ended September 30, 2002 to $138,587 for the three months ended September 30, 2003, an increase of $133,587, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The Company acquired CTMC effective September 1, 2003 and the costs of goods sold for the period reflect costs through September 30, 2003.

OPERATING EXPENSES. Operating expenses decreased from $3,408,707 million for the three months ended September 30, 2002 to $812,276 for the three months ended September 30, 2003, a decrease of $2,596,431, primarily as a result of elimination of impairment charges-goodwill.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $25,219 for the three months ended September 30, 2002 to $130,988 for the three months ended September 30, 2003, a increase of $105,769, primarily due to decrease in general and administrative expenses as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and expenditures related to the Company's business plan of restructuring the Company and seeking a merger candidate. The Company acquired CTMC effective September 1, 2003 and the general and administrative expenses for the period reflect expenses through September 30, 2003. In addition, the Company incurred expenses associated with securing a merger candidate.

During the three months ended September 30, 2003, rent expense was $21,600 relating to the facility that CTMC occupies for their operations. During the three months ended September 30, 2002, the Company had terminated an agreement with a officer of the Company in May 2002 and did not incur rent expense for the period.

Recorded depreciation and amortization expense decreased from $156,181 for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, a decrease of $156,181, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

(Gain) loss on reduction of trade payable increased from a gain of $30,000 for the three months ended September 30, 2002 to a net loss of $333,200 for the nine months ended September 30, 2003, an increase of $363,200, primarily due to the Company issuing shares of stock to settle certain liabilities.

Impairment charges decreased from $3,252,635 million for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, a decrease of $3,252,635 million, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities.

During the three months ended September 30, 2003, the Company issued shares or common stock to various related parties for future consulting services. The Company recognized $317,588 of amortization of deferred compensation relating to this issuance. During the three months ended September 30, 2002, there was no amortization of deferred compensation.


NET LOSS. Net loss decreased from $33,375,759 million for the three months ended September 30, 2002 to $858,827 for the three months ended September 30, 2003, primarily due to the Company reducing its expenses as a consequence of disposing of all of its operating assets/businesses and discontinuing all operating activities and realizing a gain on settlement of accounts and notes payable, offset by a net loss of $106,439 relating to the operations of CTMC for the period.

LIQUIDITY AND CAPITAL RESOURCES. The Company has historically satisfied its cash requirements primarily through private placements of restricted stock and the issuance of debt securities.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

Effective November 10, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at .45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction.

CURRENT ASSETS
--------------

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased from $14,790 at December 31, 2002 to $19,603 at September 30, 2003, an increase of $4,813, primarily as a result of the Company acquiring CTMC effective September 1, 2003.

TOTAL CURRENT ASSETS. Total current assets increased from $22,790 at December 31, 2002 to $260,209 at September 30, 2003, an increase of $237,419, primarily as a result of the Company issuing common stock for the acquisition of CTMC, effective September 1, 2003.

LIABILITIES
-----------

ACCRUED WAGES. Accrued wages decreased from $122,000 at December 31, 2002 to $18,140 at September 30, 2003, a decrease of $103,860, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of and settling all outstanding employment agreement obligations, offset by accrued wages relating to the operations of CTMC.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable increased from -0-at December 31, 2002 to $184,727 at September 30, 2003, an increase of $184,727, primarily relating to the operations of CTMC.

ACCRUED INTEREST. Accrued interest decreased from $30,635 at December 31, 2002 to $-0- at September 30, 2003, a decrease of $30,635, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of March 31, 2003 and settling all outstanding employment agreement obligations.

NOTES PAYABLE-RELATED PARTIES. Notes payable-related parties decreased from $316,229 at December 31, 2002 to $25,000 at September 30, 2003, a decrease of $291,229, primarily as a result of restructuring the remaining liabilities due to certain related parties, offset by a loan from a related party.

NOTES PAYABLE. Notes payable decreased from $63,539 at December 31, 2002 to $-0-at September 30, 2003, a decrease of $63,539, primarily as a result of reaching various settlements with certain note holders.

TOTAL CURRENT LIABILITIES. Total current liabilities decreased from $532,403 at December 31, 2002 to $370,267 at September 30, 2003, a decrease of $162,136, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and settling all outstanding employment agreement obligations and reducing its notes payable-related parties and notes payable, offset by liabilities assumed in connection to the acquisition of CTMC effective September 1, 2003, including a $15,000 warranty reserve and $5,000 for customer deposits.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

On August 22, 2003, the Shareholders effected a 1-for-4 reverse stock split. The principal effect of the reverse split will be that the number of shares of Common Stock issued and outstanding was reduced from 1,088,159 shares as of August 25, 2003 to approximately 272,039 shares. The number of authorized shares of Common Stock will not be affected.


Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On August 22, 2003, the Company held its Annual Meeting of Shareholders. The Shareholders elected Mr. Francis O'Donnell to serve as director until the Company's Annual Meeting of stockholders in 2004. The Shareholders effected a 1-for-4 reverse stock split (pro-rata reduction of outstanding shares) of the Company's issued and outstanding shares of Common Stock. The Shareholders amended the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc. A majority of the issues and outstanding shares voted in favor of the resolutions, no votes were cast against the resolutions, and there were no abstentions.

Item 5.  Other Information

          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          A. Exhibits:

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

          31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

          31.1 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


          B. Reports on Form 8-K

On August 25, 2003, the Registrant announced that on May 19, 2003, the Board of Directors was notified by Pickett, Chaney & McMullen LLP, the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the fiscal year ending December 31, 2003. At the Annual Meeting of the Company, held on August 22, 2003, the Shareholders ratified the appointment of Jewett, Schwartz & Associates, as the Company's independent certified public accountants, for the fiscal year ending December 31, 2003. On August 22, 2003, the Company held its Annual Meeting of Shareholders. The Shareholders elected Mr. Francis O'Donnell to serve as director until the Company's Annual Meeting of stockholders in 2004. The Shareholders effected a 1-for-4 reverse stock split (pro-rata reduction of outstanding shares) of the Company's issued and outstanding shares of Common Stock. The Shareholders amended the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc. The Registrant announces that effective as of the opening of business on Monday, August 25, 2003, the 1-for-4 reverse stock split will be effective and the Company will be trading under the name Coach Industries Group, Inc. The new symbol for the Company is CIGI.OB.

On August 29, 2003, the Registrant announced, effective September 1, 2003, that Commercial Transportation Manufacturing Corporation, a New York corporation specializing the manufacturing and selling of limousines, was to be merged into Coach Industries Group, Inc.

On September 15, 2003, the Registrant announced that the merger with Commercial Transportation Manufacturing Corporation, a New York corporation specializing the manufacturing and selling of limousines, was completed on September 1, 2003.

No other reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Coach Industries Group, Inc.

November 14, 2003            /s/ Francis O'Donnell
                             -------------------------------------
                            Francis O'Donnell,
                            Acting President and Chairman of the
                            Board of Directors
                            (PRINCIPAL EXECUTIVE OFFICER)


November 14, 2003           /s/ Francis O'Donnell
                            --------------------------------------
                            Francis O'Donnell,
                            Acting Chief Financial Officer
                            (PRINCIPAL ACCOUNTING OFFICER)