Form 10KSB
period 2003-12-31
COACH INDUSTRIES GROUP INC
filed 2004-03-25
CIK 791115

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2003

                         Commission file number: 0-19471

                          COACH INDUSTRIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                   91-1942841
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


          9600 W. SAMPLE ROAD, SUITE 505, CORAL SPRINGS, FLORIDA 33065
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (305) 531-1174

                              SearchHound.com, Inc.
                   12817 Woodson, Overland Park, Kansas 66209
         (Former name or former address, if changed since last report)

  Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $472,000.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2004, computed by reference to the price at which the stock was sold on that date: $9,100,000

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         9,785,531 shares of Common Stock, $.001 par value, as of December 31, 2003.

         Transitional Small Business Disclosure Format (check one)
         Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         None

                          COACH INDUSTRIES GROUP, INC.

                              Report on Form 10KSB

                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                              PAGE
                                     PART I

Item 1.       Description of the Business......................................  1
Item 2.       Description of the Property...................................... 11
Item 3.       Legal Proceedings................................................ 11
Item 4.       Submission of Matters to Vote of Security Holders................ 12

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters......... 13
Item 6.       Management's Discussion and Analysis............................. 14
Item 7.       Financial Statements............................................. 18
Item 8.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................... 18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons..... 19
Item 10.      Executive Compensation........................................... 21
Item 11.      Security Ownership of Certain Beneficial Owners and Management... 23
Item 12.      Certain Relationships and Related Transactions................... 24

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K................................. 26

Item 14.      Principal Accountant Fees and Services........................... 27


Signatures .................................................................... 28

                                     PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

o Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

o Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.

o Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the limousine market.

o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

Coach Industries Group, Inc. (the "Company" or "CIGI"), formerly known as Searchhound.com, was organized as a Nevada corporation in 2000, and is currently headquartered in Coral Springs, Florida.

SearchHound.com, Inc., the predecessor to CIGI, is the result of the June 1, 2000 merger of Pan International Gaming, Inc. ("Pan International") and Searchound.com 2000 Ltd. This transaction was treated as a "reverse merger" for financial accounting and reporting purposes.

The "reverse merger" with Searchound.com 2000 Ltd. was consummated on June 1, 2000. In fiscal 2000 and prior to June 1, 2000, Pan International was not engaged in operating activities and there were no revenues or business operations. Immediately following the reverse merger with PAN International changed its name to SearchHound.com, Inc. effective June 6, 2000.

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

The Company consummated the following transactions in order to implement the Board of Director's committed plan to restructure the Company and seek a merger candidate:

o The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect this reverse stock split on retroactive basis.

o On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by a director and acting Chief Executive Officer: certain domains, customer lists, email names and addresses (for each domain) software, programming code, intellectual property (for each domain) and certain computer and office equipment.

o On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to Summit Ridge Technologies Group, LLC (an unaffiliated entity): EarlyBirdDomain.com domain, database for EarlyBirdDomain.com including all subscribers (active, inactive, and unsubscribed), and EarlyBirdDomain.com clients and customers lists.

o During January 2003, the Company partially settled a note payable to a related party whereby it issued 3,655 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable during the year ended December 31, 2003.

o During January 2003, the Company settled a note payable to a related party whereby it issued 20,155 shares of common stock in consideration for the full and complete settlement of the outstanding principal balance (and related accrued interest aggregating $33,795). The settlement of this note payable resulted in a gain of $109,541 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations during the year ended December 31, 2003.

o During January 2003, the Company settled a note payable to a trade creditor whereby it issued 4,820 shares of common stock held in treasury and 13,562 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the year ended December 31, 2003.

o     As of  March  31,  2003,  the  Company  disposed  of all of its  operating assets/businesses and ceased all operating activities. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect the businesses sold as discontinued operations.

o In March 2003, the Company increased the shares available to be issued by 62,500. The Company issued common stock to employees, consultants and members of the Board of Directors for services rendered to the Company.

o During March 2003, the Company issued 62,500 shares to consultants for administrative, corporate accounting and public relations services in lieu of cash compensation totaling $75,000 which was reflected in the statement of operations for the year ended December 31, 2003.

o On May 31, 2002, the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to a former officer and director of SearchHound.com, Inc.

On July 10, 2003, the Company's sole officer and director resigned his positions as President, Secretary, Treasurer and sole Director and appointed Francis O'Donnell as the sole director. Francis O'Donnell, as the sole member of the Board of Directors of the Company, has approved the change of the address of the corporate office of the Company from Overland Park, Kansas to Coral Springs, Florida.

On August 26, 2003, the Company effected a 1-for-4 stock split of each outstanding share of common stock. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect this reverse stock split on retroactive basis.

PLAN OF OPERATION

The Company is the currently the holding company for two manufacturers of limousines, primarily for the livery industry which modify and custom fabricate stock vehicles that are manufactured by automotive manufacturers, principally General Motors and Ford Motor Company. During 2003, the Company had two wholly owned subsidiaries: Commercial Transportation Manufacturing Corporation ("CTMC"), located at the in Bohemia, New York and Springfield Coach Industries Corporation, Inc. ("SCB"), located in Springfield, Missouri. The Company's long-term strategy is to acquire companies that will provide financial and other similar services to its existing customers and to expand its current customer base.

The business strategy of the Company currently is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products in the marketplace. The Company sells its custom limousine chassis to limousine companies principally in New York, Florida and throughout the United States. The Company markets its limousines through tradeshows, print and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver vehicles and services that management believes will inspire customer enthusiasm. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital. The Company currently has a $1.6 million floor plan facility for CTMC through a local dealership and in early 2004 the Company expects to secure a $3.0 million floor plan facility for SCB through Ford Motor Company.

On September 1, 2003, CTMC, a New York corporation specializing the manufacturing and selling of limousines, was merged into Coach Industries Group, Inc. The Company issued 3 million shares of common stock valued at $1.35 million as of August 26, 2003.

Effective December 31, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc. The Company issued 2.0 million shares of common stock valued at $2.7 million as of November 3, 2003.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at .45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of December 31, 2003.

SEASONALITY

The limousine business is somewhat seasonal, whereby most purchases are made during the second and fourth quarters of the fiscal year. The plants close for a week in July and a week in December. The Company plans on diversifying its business to mitigate some of the seasonality of the current operations.

EMPLOYEES

As of December 31, 2003, the Company employed 80 full-time employees and two part-time employees, four of whom are sales personnel, 12 (2 are part-time employees) of which are managers and administrative personnel and 65 of who are direct manufacturing personnel. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 a month. Rental expense totaled $28,397 for the year ended December 31, 2002. The agreement was terminated effective with his resignation on May 31, 2002. The second agreement was terminated on January 3, 2003.

Pursuant to the acquisition of CTMC, the Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities located in Bohemia, New York. The facility is approximately 30,000 square feet. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party.

Current and future minimum rental payments under the lease for the years ended are as follows:

   Year Ending December 31,      Annual Payments
   ------------------------      ---------------
                   2004         $         288,000
                   2005                   288,000
                   2006                   288,000
                   2007                   288,000
                              --------------------
                                $       1,152,000
                              ====================

Effective December 31, 2003, the Company acquired the assets and liabilities of Springfield Coach Industries Corporation, Inc. and assumed a lease agreement dated August 1, 2001, whereby the Company will occupy a manufacturing facility with approximately 35,000 square feet and a warehouse facility with approximately 16,000 square feet for $11,000 a month, expiring on July 31, 2006. The lease agreement has five two year renewal options. Current and future minimum rental payments under the lease for the years ended are as follows:

           2004      $           132,000
           2005                  132,000
           2006                   77,000
                     --------------------
                     $           341,000
                     ====================

In August 2003, the Company relocated their corporate offices to Coral Springs, Florida. The Company does not pay rent for this office space.

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

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2003, the Shareholders effected a 1-for-4 reverse stock split. The principal effect of the reverse split will be that the number of shares of Common Stock issued and outstanding was reduced from 1,088,159 shares as of August 25, 2003 to approximately 272,039 shares. The number of authorized shares of common stock was not affected.

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

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is quoted on the NASD's OTC Bulletin Board electronic system under the ticker symbol CIGI, effective August 2003, formally SHND.

The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the years ended December 31, 2003 and 2002. These prices have been adjusted to reflect the1 for 67 reverse-stock split which was effective on December 30, 2002 and the one for four reverse stock split effective on August 25, 2003. Quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

         Year            Quarter                     High                 Low
------------------------------------------------------------------------------
         2003            Jan-Mar                     2.60                 .80
         2003            Apr-Jun                     2.68                1.12
         2003            Jul-Sep                     2.04                1.00
         2003            Oct-Dec                     1.84                1.10
         2002            Jan-Mar                    14.20                5.64
         2002            Apr-Jun                     9.40                1.36
         2002            Jul-Sep                     2.68                0.01
         2002            Oct-Dec                     2.68                0.40



As of December 31, 2003 there were approximately 250 holders of record of the Registrant's common stock.

During the years ended December 31, 2003 and 2002; the Registrant did not declare or pay any cash dividends. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future. The Company's Board of Directors approved a one for sixty-seven share reverse stock split effective on December 30, 2002 and a one for four reverse stock split effective on August 26, 2003. The accompanying financial statements and related disclosures reflect this reverse stock split on retroactive basis.

Recent Sales of Unregistered Securities

For the year ended December 31, 2003, the Company issued 9.5 million shares of its common stock as follows:

            On August 26, 2003, the Company issued 3,000,000 million unregistered shares of common stock issued for the purchase of CTMC. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            On August 26, 2003, the Company issued 1,800,000 million registered shares issued to consultants for past and present services. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and
Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            On August 26, 2003, the Company issued 433,333 unregistered shares of common stock issued to settle notes and accounts payable totaling $65,000. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            On August 26, 2003, the Company issued 677,333 unregistered shares of common stock issued to settle accounts payable totaling $101,000. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            On September 15, 2003, the Company issued 100,000 unregistered shares issued for consulting services, which were cancelled effective December 31, 2003. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            On November 13, 2003, the Company issued 2,000,000 unregistered shares issued for the purchase of Springfield Coach Industries Corporation, Inc. effective December 31, 2003. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a
prospectus,   and  since  the  transaction  was   non-recurring   and  privately
negotiated.

            On August 26, 2003, the Company issued 1,600,000 unregistered shares issued into treasury for the consideration for a potential transaction. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

For the year ended December 31, 2002, the Company issued 254,850 (not split adjusted) shares of its common stock as follows:

            The Company issued 1,492 unregistered shares were issued to members of the Board of Directors (746 shares to each of 2 members) for services rendered. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            The Company issued 16,418 shares were issued to the officers of the Company in lieu of cash compensation. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a
prospectus,   and  since  the  transaction  was   non-recurring   and  privately
negotiated.

            The Company issued 1,120 unregistered shares were issued to employees and consultants of the Company in lieu of cash compensation. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            The Company issued 223,880 shares of common stock were issued to treasury and serve as collateral for Note payable to a related party. The
Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            The Company issued 11,940 shares were issued to a law firm as compensation for legal services performed on behalf of the Company. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

A total of 29,851 shares of common stock was returned and cancelled during 2002, pursuant to the settlement agreement with Brett Warner relative to a lawsuit involving the Company's investment in JobBankUSA.

For the period ended December 31, 2001, the Company issued 8,463,205 shares (not split adjusted) as follows:

            The Company issued 1,700,000 unregistered shares were issued to shareholders of Godado UK, Ltd., FreeAirMiles, Inc., MoneyMessage, LLC, FastCashOffers.com and EarlyBirdDomain.com, Mesia.com, Inc. and Speak Globally, LLC. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and

 Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            The Company issued 2,000,000 shares were issued to the shareholder of JobBank USA, Inc. for the acquisition of 49% of its common stock. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

            The Company issued 566,658 unregistered shares were issued pursuant to a Private Placement memorandum during the year ended December 31, 2001. The Company believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                          COMPARED TO DECEMBER 31, 2002

Gross Revenues and Costs of Operations

GROSS REVENUES. Gross revenues increased from zero for the year ended December 31, 2002 to $471,762 for the year ended December 31, 2003, an increase of $471,762, primarily as a result of the Company acquiring CTMC effective September 1, 2003 and the gross revenues for the period reflect revenues through December 31, 2003 from CTMC.

COSTS OF GOODS SOLD. Costs of goods sold increased from zero for the year ended December 31, 2002 to $647,574 for the year ended December 31, 2003, an increase of $647,574, as a result of the Company acquiring CTMC effective September 1, 2003 and the costs of goods sold for the period reflect costs through December 31, 2003.

OPERATING EXPENSES. Operating expenses increased from $219,815 for the year ended December 31, 2002 to $1.5 million for the year ended December 31, 2003, an increase of $1.3 million.

General and administrative expenses increased from $110,807 for the year ended December 31, 2002 to $486,626 for the year ended December 31, 2003, an increase of $375,819, primarily due to increase in general and administrative expenses as a result of the Company acquiring CTMC effective September 1, 2003 and the general and administrative expenses for the period reflect expenses through December 31, 2003. In addition, the Company incurred expenses associated with securing a merger candidate.

Depreciation and amortization expense decreased from $479,745 for the year ended December 31, 2002 to amortization of deferred rent ($9,600) for the year ended December 31, 2003, a decrease of $469,875, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The depreciation and amortization expense is classified as discontinued operations in the statement of operations for the year ended December 31, 2002.

Loss on reduction of trade payable increased from a zero for the year ended December 31, 2002 to a $94,118 for the year ended December 31, 2003, an increase of $94,118, primarily due to the Company issuing shares of stock to settle certain liabilities.

Impairment charges decreased from $4.3 million for the year ended December 31, 2002 to zero for the year ended December 31, 2003, a decrease of $4.3 million, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities. The impairment charge was included in discontinued operations in the statement of operations for the year ended December 31, 2002.

During January 2003, the Company issued an aggregate of 95,024 shares of common stock in consideration for the cancellation of outstanding notes payable approximating $175,000, accrued interest approximating $22,850 and accrued wages payable of $114,500.

On March 3, 2003, the Company filed a Registration Statement, which increased the shares available to be issued by 62,500. The Registration Statement provides the Company common stock for issuance to employees, consultants and Board
Members for services rendered to the Company. The Registration Statement authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation aggregating $75,000.

During the year ended December 31, 2003, the Company issued shares or common stock to various related parties for future consulting services. The Company recognized $810,000 of amortization of deferred compensation relating to this issuance. During the year ended December 31, 2002, there was no amortization of deferred compensation. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company which was included in amortization of deferred compensation for the year ended December 31, 2003. Included in the $810,000 was $260,000 for past services rendered. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income (loss) from discontinued operations improved from $4.6 million loss for the year ended December 31, 2002 to $135,100 income for the year ended December 31, 2003, an improvement of $4.7 million, primarily due to the Company completing its plan of disposal in 2002 and early 2003.

NET INCOME (LOSS). Net loss decreased from $4.8 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003, primarily due to the Company reducing its expenses as a consequence of disposing of all of its operating assets/businesses and discontinuing all operating activities and realizing a gain on settlement of accounts and notes payable and a gain on disposal of assets, offset by a loss of $401,000 relating to the operations of CTMC for the period and expenses relating to the consulting agreement totaling $810,000 and the remaining expenses associated to the operating expenses relating to the operations of CIGI.

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

During 2002, the Board of Directors approved a change in the Company's strategic direction, because of significant operating losses, continued cash flow challenges, its depressed stock price and difficulties raising debt/equity capital faced by all companies and specifically the high technology industry. The Board committed the Company to a plan which would include the disposal of all operating businesses, the reduction of cash operating costs, the reduction of outstanding debt through the exchange of stock or other nonmonetary assets, and to seek a merger opportunity with another company with more financial resources than the Company currently has available. As of December 31, 2002, the Company has disposed of most of its operating businesses and ceased all operating activities. The businesses that have not been disposed of at December 31, 2002, have been reduced to their estimated fair value. The consolidated financial statements reflect the businesses sold or to be sold as discontinued operations as of December 31, 2002 and retroactively for the year ended December 31, 2001. Revenues attributable to the discontinued operations aggregated
$1,103,041 and $257,927 for the years ended December 31, 2001 and 2002, respectively. Net losses attributable to the discontinued operations aggregated $13.5 million and $4.6 million for the years ended December 31, 2001 and 2002, respectively. During January 2003, all remaining businesses have been disposed.

The Company consummated the following transactions in order to implement the plan:

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to an officer and director of the Company. The net book value of the net assets sold approximated $52,750. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of the following: 1) an employment agreement, 2) all accrued but unpaid compensation which approximated $100,000, and 3) a promissory note in the amount of $285,000.

In addition, the Company agreed to pay $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note with a principle amount of $147,030, and any liability that may exist pursuant to the Employment Agreement. The net effect of the sale of these assets was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with the asset sale agreement this director tendered his resignation from the Company.

During 2002, the Board terminated an employment contract whereby, under the settlement salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement whereby he will continue in his position as acting chief executive officer of the Company. The agreement calls for the following: 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for the Company. On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by an officer and director of the Company:

      a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,

      b.    Customer  lists,  email  names and  addresses  (for each  domain)

      c.    Software,  programming code, intellectual property (for each domain)

      d.    Certain computer and office equipment

The net book value of the net assets sold approximated $8,000. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of the remaining outstanding principal balance owed by the Company pursuant to a Promissory Note with a principle balance of $179,359 together with all accrued but unpaid interest. Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 45,323 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500.

In addition, the former Chief Executive Officer agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space. On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to an unaffiliated entity:

a.    EarlyBirdDomain.com domain,

b.    Database  for  EarlyBirdDomain.com   including  all  subscribers  (active,
      inactive, and unsubscribed), and

c.    EarlyBirdDomain clients, customers

The net book value of the net assets sold approximated zero as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in exchange for nominal cash consideration.

The Company's Board of Directors approved a one for sixty-seven share reverse stock split. The split is for shareholders of record on December 27, 2002 and was effective on December 30, 2002. In addition, the Company effected a one for four reverse stock split effective August 26, 2003.The consolidated financial statements reflect this reverse stock split on retroactive basis.

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

During 2002, the Company recorded a permanent impairment with respect to Globalnet Financial.com, Inc. common stock, which was its only marketable security and recorded a loss of $68,954 in the year ended December 31, 2002. The equity in earnings of an unconsolidated subsidiary represents the Company's investment in JobBankUSA, Inc., which was terminated during 2002 as a result of the settlement of a lawsuit The Company's investment in marketable securities has been reduced to zero at December 31, 2002 as a result of the impairment loss recognized in 2002.

DISCONTINUED OPERATIONS Loss from discontinued operations aggregated $5.1 million in 2002 as compared to $13.5 million 2001, which represents the operating results of the Company's operating businesses. Such losses include impairment charges totaling $4.3 million in 2002 and $8.7 million in 2001 related to the write-down of goodwill associated with the discontinued businesses. In addition, depreciation and amortization expenses totaled $469,885 in 2002 and $4.1 million in 2001 related to the discontinued businesses. Net assets held for sale have been reduced to their estimated net realizable value at December 31, 2002.

Gain from disposal of discontinued operations totaled $446,430 in 2002, which resulted from the disposal of Mesia.com and SpeakGlobally.com on May 31, 2002. In exchange for these operating businesses, and $7,500 cash,a former director and officer agreed to cancel: 1)his employment agreement, 2) all accrued but unpaid compensation approximating $100,000, 3) a promissory note with an outstanding principal balance of $285,000 together with accrued but unpaid interest and 4) a promissory note with an outstanding principal balance of $147,030 together with accrued but unpaid interest. The net effect of this transaction was classified as a gain from disposal of discontinued operations of $446,430 during 2002.

NET LOSS. As a result of the factors described above, the Company incurred a net loss of $4.8 million or ($42.76) per basic and diluted share for the year ended December 31, 2002, compared to a net loss of $13.6 million or ($137.40) per basic and diluted share for year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company has historically satisfied its cash requirements primarily through private placements of restricted stock and the issuance of debt securities. In addition, the Company plans on converting some of its related party payables to common stock in an effort to conserve its cash resources.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

Effective November 10, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction.

In addition, Management continues to evaluate various business opportunities for future expansion and diversification.

ASSETS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased from $14,790 at December 31, 2002 to $91,565 at December 31, 2003, an increase of $76,775, primarily as a result of the Company acquiring CTMC effective September 1, 2003 and SCB effective December 31, 2003.

SUPPLY INVENTORY. Supply inventory increased from zero at December 31, 2002 to $1.3 million at December 31, 2003, an increase of $1.3 million, primarily as a result of the Company acquiring SCB, effective December 31, 2003 totaling $946,567. In addition, CTMC acquired approximately $133,000 of raw materials inventory effective December 31, 2003 as part of a settlement with a related party.

TOTAL CURRENT ASSETS. Total current assets increased from $22,790 at December 31, 2002 to $1.5 million at December 31, 2003, an increase of $1.5 million, primarily related to the supply inventory discussed above.

PROPERTY AND EQUIPMENT. Property and equipment increased from zero at December 31, 2002 to $901,865 at December 31, 2003, an increase of $901,865, related to the acquisition of SCB effective December 31, 2003. In addition, CTMC acquired approximately $767,000 of property and equipment, effective December 31, 2003 as part of a settlement with a related party. No depreciation was taken relating to either of these transactions for the year-ended December 31, 2003.

LIABILITIES

ACCRUED WAGES. Accrued wages decreased from $122,000 at December 31, 2002 to $32,921 at December 31, 2003, a decrease of $89,079, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of and settling all outstanding employment agreement obligations, offset by accrued wages relating to the operations of CTMC.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable increased from zero at December 31, 2002 to $367,669 at December 31, 2003, an increase of $367,669, relating to the operations of CTMC.

RELATED PARTY PAYABLE. Related party payable increased from zero at December 31, 2002 to $305,739, specifically relating to funding cash funding requirements of CTMC and SCB. In addition, professional fees were paid directly by a related party.

ACCRUED INTEREST. Accrued interest decreased from $30,635 at December 31, 2002 to zero at December 31, 2003, a decrease of $30,635, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of March 31, 2003 and settling all outstanding employment agreement obligations.

NOTES PAYABLE-RELATED PARTIES. Notes payable-related parties increased from $316,229 at December 31, 2002 to $613,659 at December 31, 2003, a increase of $297,430, primarily as a result of restructuring the remaining liabilities due to certain related parties during 2002, offset by loans to related parties totaling $613,659 relating to the acquisition of SCB effective December 31, 2003, specifically relating to the chassis inventory financed.

NOTES PAYABLE. Notes payable decreased from $63,539 at December 31, 2002 to zero at December 31, 2003, a decrease of $63,539, primarily as a result of reaching various settlements with certain note holders.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from $532,403 at December 31, 2002 to $1.7 million at December 31, 2003, an increase of $1.2 million, primarily as a result of the Company related to the acquisition of CTMC and SCB. In addition, the Company funded operations through increased accounts payable and related parties accounts payable.

The Company has historically issued stock in lieu of cash compensation, which has helped reduce the Company's cash needs. Management will try to maintain the Company in its current operating form through the issuance of common stock to consultants for the Company's ongoing administrative and reporting duties. In addition, the Company has secured lines of credit for funding floor plan liabilities. CTMC secured a line of credit totaling $1.6 million for the purchase of chassis inventory from a local dealership. The line of credit will be utilized by CTMC to fund the purchase of chassis for production.

In  addition,  during  early 2004 SCB expects to secure  funding from Ford Motor
Credit  totaling  $3.0  million  for  the  purchase  of  chassis   vehicles  for
production.

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

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Consolidated balance sheet at December 31 December 31, 2003

Consolidated statements of operations for the years ended December 31, 2003 and 2002

Consolidated statements of shareholders' equity at December 31, 2003 and 2002

Consolidated statements of cash flows for the year ended December 31, 2003 and 2002

Notes to consolidated financial statements for the years ended December 31, 2003 and 2002



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of December 31, 2003 is as follows:

       NAME              AGE                      POSITION
       ----              ---                      --------

Francis O'Donnell         46      Chairman of the Board, Chief Executive Officer
                                  /Chief Accounting Officer


FRANCIS O'DONNELL has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since July 10, 2003. Mr. O'Donnell is also the Managing Member of International Equities and Finance, LLC, a company specializing in recapitalizing and re-engineering entities and has held this position since February, 2001. From November, 1996 to February, 2001, Mr. O'Donnell was the President and Chief Executive Officer of Inorganic Recycling Corporation. Prior to November, 1996, Mr. O'Donnell was a Group Director for Ryder Systems (November, 1993 to November, 1996), President and Chief Executive Officer of Business Telecom, Inc. (February, 1991 to November, 1993) and Vice President Strategic Planning of MCI Telecommunications (January, 1987 to February, 1991). Mr. O'Donnell holds a Business and Mathematics degree from Rollins College, Winter Park, Florida and Masters in Business Administration
(MBA) from Columbia University, New York, NY.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

During the years ended December 31, 2003 and 2002, executive compensation was as follows:

SUMMARY COMPENSATION TABLE

                                                                        LT Options/             All Other
Name and Principal Position            Year             Salary          Stock Bonus            Compensation
-----------------------------       ------------     -------------     ---------------       -----------------
Francis O'Donnell                      2003                     -                   -              965,450  (d)
Chairman of the Board/
CEO/Principal Accounting
Officer

Dave Mullikin                 (c)      2003                     -                   -                    -
President/CEO                          2002               130,000                   -               20,068  (a)

Brad Cohen                    (b)      2003                     -                   -                    -
EVP                                    2002               104,167                   -                9,800  (a)

 (a)- Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen was terminated effective with his resignation on May 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.

(b) - Mr. Cohen resigned as an officer and a director of the Company on May 31, 2002.

(c)- During 2002, the Board terminated the employment contract of Dave L. Mullikin. Under the settlement Mr. Mullikin's salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement between the Company and Mr. Mullikin whereby Mullikin will continue in his position as acting chief executive officer of the Company.

(d) - Mr. O'Donnell received 1.4 million shares of common stock on August 26, 2003 valued at $0.45 a share, for past and future consulting services to the Company. The value of the issuance of stock was $632,250. In addition, companies that Mr. O'Donnell controls have settled outstanding liabilities with the Company through the issuance of common stock totaling 1.1 million shares valued at $0.45 a share as of August 26, 2003 reflecting a loss to the Company totaling $333,200.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers as of December 31, 2003, the information and tables otherwise required by this Item, which relate to such forms of compensation has been omitted. The above noted table reflects compensation received by officers in the form of registered S-8 stock.

The Board of Directors consists of Francis O'Donnell as Chairman of the Board and currently the sole director of the Company. The Company is in the process of recruiting additional members to the Board of Directors and subsequently establishing an Audit Committee and Compensation Committee. Currently the Audit Committee and Compensation Committee are performed by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

                                            Amount/ Nature of
  Name of Beneficial Owner                    Ownership (1)                  Percentage of Class
-----------------------------       ----------------------------------      -----------------------
Francis O'Donnell                                  4,966,066  (3)                   50.75  %
Springfield Coach
Industries Corporation                             1,800,000  (2)                   18.39
Elm Street Partners                                1,311,700  (2)                   13.40


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

(2) Included in beneficial ownership for Francis O'Donnell.

(3) Francis O'Donnell owns 417,500 shares of common stock directly. Companies that he controls directly and indirectly own 548,866 shares of common stock. Shares were distributed by Francis O'Donnell totaling 1,022,500 shares of common stock to investors of a previous transaction entered into by ELM Street Partners. The voting rights for these shares of common stock collectively are maintained by Francis O'Donnell.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party.

The minimum lease commitment for the non-cancelable operating lease for the years ended are summarized as follows:

                       2004       $          288,000
                       2005                  288,000
                       2006                  288,000
                       2007                  288,000
                                 --------------------
                                  $        1,152,000
                                 ====================

Rental expense under all operating leases totaled approximately $86,400 and $28,397 for the years ended December 31, 2003 and 2002, respectively, that includes amortization of approximately $9,600 and $0 for the years ended December 31, 2003 and 2002, respectively of deferred rental expense.

As of December 31, 2003 and December 31, 2002 the Company had receivable balances for $31,593 and zero due from related parties, respectively.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. Effective December 31, 2003, the Company acquired the equipment and inventory for $859,046. The transaction was settled through a mortgage on property owned by a related party. The mortgage is not a liability of the Company and was considered an equity contribution from the related party.

During the year ended December 31, 2003, the Company issued 1.8 million shares or common stock to various related parties for future consulting services. The Company recognized $810,000 of amortization of deferred compensation relating to this issuance. During the year ended December 31, 2002, there was no amortization of deferred compensation. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company which was included in amortization of deferred compensation for the year ended December 31, 2003. Included in the $810,000 was $260,000 for past services rendered. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

On August 26, 2003, the Company issued 433,333 shares of common stock to a related party in settlement of $65,000 due as of June 30, 2003. The statement of operations reflects an extraordinary loss from settlement of $130,000 for the year ended December 31, 2003.

On August 26, 2003, the Company issued 677,333 shares of common stock to a related party in settlement of $101,600 due for various expenses paid for by the related party. The statement of operations reflects an extraordinary loss from settlement of $203,200 for the year ended December 31, 2003.

Related party accounts payable totaled $305,739 at December 31, 2003. The amount pertains to a related party funding professional fees and cash flow requirements of CTMC and SCB.

Notes payable- related parties totals $613, 659 due to the former owner of SCB, as of December 31, 2003. Those balance pertain to the chassis inventory purchased at acquisition. On January 3, 2003 the Company entered into an asset sale agreement, which sold the certain assets of the Company to Solutions.com, LLC, an entity controlled by David L. Mullikin.

Mr. Mullikin was a director of SearchHound.com, Inc. and was its acting Chief Executive Officer. The net book value of the net assets sold approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of a portion of the then outstanding principal balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2003.

Concurrent with this transaction, the Company's previous president also agreed to accept the issuance of 42,589 shares held in treasury and 47,411 shares of common stock to settle wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the year ended December 31, 2003.

Item 7. Financial Statements

Report of Independent Certified Public Accountants

Consolidated balance sheet at December 31 December 31, 2003

Consolidated statements of operations for the years ended December 31, 2003 and 2002

Consolidated statements of shareholders' equity at December 31, 2003 and 2002

Consolidated statements of cash flows for the year ended December 31, 2003 and 2002

Notes to consolidated financial statements for the years ended December 31, 2003 and 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the shareholders and board of directors
Coach Industries Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Coach Industries Group, Inc. f/k/a SearchHound.com Inc. (a Nevada corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Coach Industries Group, Inc. f/k/a SearchHound.com Inc. as of and for the year ended December 31, 2002 were audited by other auditors whose report dated March 26, 2003, on those statements included an explanatory paragraph that described the financial statements were prepared assuming that the company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coach Industries Group, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
March 22, 2004

                          COACH INDUSTRIES GROUP, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                DECEMBER 31, 2003
                                                                -----------------
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..................................           91,565
  Accounts receivable, net ...................................           12,939
  Due from Related party accounts receivable .................           31,593
  Supply inventory ...........................................        1,310,483
  Prepaid expenses and other current assets ..................           57,680
                                                                    -----------
          Total current assets ...............................        1,504,260
                                                                    -----------
PROPERTY AND EQUIPMENT, net ..................................          901,865
GOODWILL .....................................................        2,678,896
                                                                    -----------
                                                                    $ 5,085,021
                                                                    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ......................      $   367,669
  Related party accounts payable .............................          305,739
  Deferred rent ..............................................          115,200
  Warranty reserve ...........................................           20,535
  Customer deposits ..........................................          230,273
  Accrued wages ..............................................           32,921
  Notes payable - related parties ............................          613,659
                                                                    -----------
          Total current liabilities ..........................        1,685,996
                                                                    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized
9,785,531 issued and outstanding                                          9,785

Additional paid in capital ...................................        5,675,277
 Deferred compensation .......................................               --
 Accumulated deficit restated effective January 1, 2003 ......       (1,566,037)

  Treasury stock, 1.6 million shares at cost .................         (720,000)
                                                                    -----------
          Total shareholders' equity .........................        3,399,025
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................      $ 5,085,021
                                                                    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           DECEMBER 31,
                                                 ------------------------------
                                                    2003                2002
                                                 -----------        -----------
REVENUES .................................       $   471,762        $        --
                                                 -----------        -----------
COST OF GOODS SOLD .......................           647,574                 --
                                                 -----------        -----------
  GROSS LOSS .............................          (175,812)                --

OPERATING EXPENSES:
  General and
     Administrative ......................           486,626            110,807
   Sales and marketing ...................            33,575                 --
   Rent ..................................            86,400             28,397
   Interest expense ......................             3,768             15,090
   Other .................................            10,838             (3,333)
    Amortization of deferred
    Compensation .........................           810,000                 --
   Impairment charges - marketable
     equity securities ...................                --             68,854
  Loss on reduction of trade
      Payable ............................            94,118                 --
                                                 -----------        -----------
    Total operating expenses .............         1,525,325            219,815
                                                 -----------        -----------
Loss from continuing operations ..........       (1,701,1367)          (219,815)
                                                 -----------        -----------
Income (loss) from discontinued
operations (including gain on
disposition of $135,100 and $446,430,
respectively) ............................           135,100         (4,616,499)
                                                 -----------        -----------
Loss before income taxes .................        (1,566,037)        (4,836,314)
                                                 -----------        -----------
Income taxes .............................                --                 --
                                                 -----------        -----------
NET LOSS .................................       $(1,566,037)       $(4,836,314)
                                                 ===========        ===========
Basic and diluted net income
  (loss) per share :

Continuing operations ....................       $     (0.77)       $     (1.94)
Discontinued operations ..................              0.06             (40.82)
                                                 -----------        -----------
  Total ..................................       $     (0.71)       $    (42.76)
                                                 ===========        ===========
Basic and diluted weighted average
common shares outstanding ................         2,219,699            113,089
                                                 ===========        ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         COMMON STOCK             ADDITIONAL
                                                                                    PAID IN         ACCUMULATED       TREASURY
                                                   SHARES           AMOUNT          CAPITAL          DEFICIT           STOCK
                                                ------------     ------------     ------------     ------------     ------------
BALANCE, January 1, 2002 ...................         112,242     $        458       20,124,780      (15,852,767)             (19)
Return and cancellation of
Common Stock ...............................          (7,463)             (30)              30               --               --
Issuance of common stock for
services rendered ..........................           7,743               31           54,219               --               --
Issuance of common stock held
in treasury ................................          55,970               --               --               --               --
Issuance of common stock held
in treasury ................................           4,820              224               --               --             (224)
Marketable securities permanent
impairment .................................              --               --               --               --               --
Net Loss ...................................              --               --               --       (4,836,314)              --
                                                ------------     ------------     ------------     ------------     ------------

BALANCE, December 31, 2002 .................         173,312              683       20,179,029      (20,689,081)            (243)

Restatement of accumulated
deficit subject to quasi reorganization ....              --               --      (20,689,081)      20,689,081               --
Issuance of treasury stock to
settle notes and accounts payable ..........              --               --           48,389               --              243
Adjust common stock for stock split ........              --             (814)             814               --               --
Issuance of common stock to
settle notes and accounts payable ..........       1,149,719            1,266          529,776               --               --
Issuance of common stock for
services rendered ..........................          62,500              250           74,750               --               --
Unearned compensation - restricted stock ...       1,900,000            1,900          859,100               --               --
Cancellation of restricted stock ...........        (100,000)            (100)         (50,900)              --           51,000
Amortization of unearned
compensation - restricted stock ............              --               --               --               --               --
Issuance of common stock upon
acquisition of CTMC ........................       3,000,000            3,000        1,347,000               --               --
Issuance of common stock into
treasury for settlement of a
pending acquisition ........................       1,600,000            1,600          718,400               --         (720,000)
Issuance of common stock upon
acquisition of SCB .........................       2,000,000            2,000        2,658,000               --               --
      Net loss .............................                                                         (1,566,037)
                                                ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2003 .................       9,785,531     $      9,785     $  5,675,277     $ (1,566,037)    $   (720,000)
                                                ============     ============     ============     ============     ============

                                                   ACCUMULATED      UNEARNED
                                                     OTHER        COMPENSATION
                                                  COMPREHENSIVE  RESTRICTED STOCK
                                                     INCOME           GRANTS            TOTAL
                                                  ------------     ------------     ------------
BALANCE, January 1, 2002 ...................           (68,954)              --        4,203,498
Return and cancellation of
Common Stock ...............................                --               --               --
Issuance of common stock for
services rendered ..........................                --               --           54,250
Issuance of common stock held
in treasury ................................                --               --
Issuance of common stock held
in treasury ................................                --               --               --
Marketable securities permanent
impairment .................................            68,954               --           68,954
Net Loss ...................................                --               --       (4,836,314)
                                                  ------------     ------------     ------------

BALANCE, December 31, 2002 .................                --               --         (509,612)

Restatement of accumulated
deficit subject to quasi reorganization ....                --               --               --
Issuance of treasury stock to
settle notes and accounts payable ..........                --               --           48,632
Adjust common stock for stock split ........                --               --               --
Issuance of common stock to
settle notes and accounts payable ..........                --               --          531,042
Issuance of common stock for
services rendered ..........................                --               --           75,000
Unearned compensation - restricted stock ...                --         (861,000)              --
Cancellation of restricted stock ...........                --
Amortization of unearned
compensation - restricted stock ............                --          810,000          810,000
Issuance of common stock upon
acquisition of CTMC ........................                --               --        1,350,000
Issuance of common stock into
treasury for settlement of a
pending acquisition ........................                --               --               --
Issuance of common stock upon
acquisition of SCB .........................                --               --        2,660,000
      Net loss .............................                                          (1,566,037)
                                                  ------------     ------------     ------------
BALANCE, DECEMBER 31, 2003 .................                --               --     $  3,399,025
                                                  ============     ============     ============

              The accompanying notes are an integral part of these
                             financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           2003            2002
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................    $(1,566,037)    $(4,836,314)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ..................         (9,600)        469,885
    Amortization of deferred compensation ..........        810,000              --
    Gain on sale of assets - discontinued operations       (135,100)       (446,430)
    Loss on settlement of trade payable ............         94,118              --
    Impairment charges .............................             --       4,304,078
    Impairment loss on marketable securities .......             --          68,954
    Issuance of common stock for services rendered .         75,000          54,250
    Changes in operating assets and liabilities:
      Accounts receivable ..........................          9,811         191,813
      Inventory ....................................        (46,214)             --
      Prepaid expenses and other ...................         (3,460)             --
      Accounts payable and accrued expenses ........        359,627         (28,425)
      Other current assets .........................             --             794
      Other current liabilities ....................        218,272         137,090
                                                        -----------     -----------
            Net cash provided by (used in) operating
              activities ...........................       (193,583)        (84,305)

                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received from business acquisitions, net ....         43,548              --
                                                        -----------     -----------
            Net cash used in investing activities ..         43,548              --
                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable ........................             --         (13,251)
  Related party accounts payable, net ..............        226,810          10,183
                                                        -----------     -----------
            Net cash (used in) financing
              activities ...........................        226,810          (3,068)
                                                        -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         76,775         (87,373)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......         14,790         102,163
                                                        -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .............    $    91,565     $    14,790
                                                        ===========     ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          COACH INDUSTRIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1. BACKGROUND

The   Company   has   operated   as  a  holding   Company   for   internet-based
assets/businesses, primarily through the acquisitions of operating assets/businesses through the issuance of common stock. During 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a Company having better financial resources. As of early 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The accompanying financial statements reflect the businesses sold as discontinued operations. On September 1, 2003, the Company became the holding company for a manufacturer of limousines, primarily for the livery industry by modifying and custom fabricating stock vehicles that are manufactured by automotive manufacturers.

The following represents the history of the Company:

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

In 2002, the Company's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets/businesses and to seek a merger/acquisition transaction with a company having better financial resources. The Company's Board of Directors approved a one for sixty-seven share reverse stock split effective on December 30, 2002. The accompanying financial statements and related disclosures reflect this reverse stock split on a retroactive basis.

As of March 31, 2003, the Company has disposed of all of its operating assets/businesses and ceased all operating activities. The financial statements disclosed in the Company's filings with the Securities and Exchange Commission reflect the businesses sold as discontinued operations.

On July 10, 2003, the Company's sole officer and director resigned his positions as President, Secretary, Treasurer and sole Director and appointed a new sole director. The new sole member diectorof the Company, has approved the change of the address of the corporate office.

In August 2003, the Company's shareholders approved the election of directors, the appointment of independent certified public accountants for the fiscal year ending December 31, 2003, effect a 1-for-4 reverse stock split of the Company's issued and outstanding shares of common stock and amended the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc.

On September 1, 2003, Commercial Transportation Manufacturing Corporation ("CTMC"), a New York corporation specializing in the manufacturing and selling of limousines, was merged into Coach.

Effective December 31, 2003 the Company acquired the certain assets and liabilities of Springfield Coach Industries Corporation, Inc.("SCB"), a Missouri corporation specializing in manufacturing and selling limousines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company, and its wholly owned subsidiaries CTMC and SCB. All significant inter-company balances and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2003, cash and cash equivalents include cash on hand and cash in the bank.

REVENUE AND COST RECOGNITION

Revenues are reported at the time the custom re-fabrication or modification is complete and delivered to the customer. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue. Repairs and other services are recorded when the service is performed. Inventory is relieved upon delivery of the vehicle.

PROPERTY AND EQUIPMENT, NET

 Property and equipment, net are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are typically three to seven years.

Expenditures and major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

SUPPLY INVENTORY

Supply inventory includes the cost of the unmodified vehicle chassis and parts related to vehicles in the process of being modified and remanufactured. Shipping and handling costs are included in inventory.

All inventories are valued at the lower of cost or market. The cost of new and used vehicles is determined using the specific identification method. The cost of new parts is valued using the first in first out basis.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2003, the Company believes that there has been no impairment of its long-lived assets.

During 2002 the Company conducted an asset evaluation based on impairment for long-lived assets, which included its five web site, database, and exchange servers (asset group) and found that they no longer support revenue or income from continuing operations. This asset group was evaluated based on fair market value of like equipment for sale. The amount written off as a result of this valuation process was $102,635 for the year ended December 31, 2002.

ADVERTISING

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2003 and 2002 were approximately $6,600 and $0, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, prepaid expenses, other assets, and accounts payable carrying amounts approximate fair value.

WARRANTY RESERVES

The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $20,535 as of December 31, 2003.

INCOME TAXES

 Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The financial statements reflect a deferred tax asset of approximately $200,000 as of December 31, 2003 and a valuation allowance of the same amount, since the Company did not have the revenue history to support the future recognition of the deferred tax asset. It is more likely that the deferred tax asset will not be recognized. The deferred tax asset as of December 31, 2003 was restated as part of a quasi reorganization and presented as a $0 balance.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

GOODWILL

The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill. At December 31, 2003, the Company has not recognized an impairment loss.

During 2002 management's review of the SearchHound.com and SoloSearch.com intangible assets yielded that they no longer are capable of generating ongoing revenue as the costs to maintain the sites is in excess of any potential revenue source and therefore their value has been impaired. As a result, an impairment charge of $4.2 million was recorded for the year ended December 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

In June 2002, the FASB issued Statement No. 146, ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.") This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January  2003,  the FASB  issued  Interpretation  No. 46  ("Consolidation  of
Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

 In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

3. CONCENTRATION OF CREDIT RISK

The amounts on deposit at December 31, 2003 did not exceed the $100,000 federally insured limit for bank deposits. The Company purchases a significant portion of its inventory from two major suppliers. The relationships with these suppliers are significant to the ongoing operations of the business and are subject to licensing agreements.

4. SUPPLY INVENTORY

Supply inventory consist of the following components as of December 31, 2003:

                  Vehicle Chassis           $  952,948
                  Parts                        357,535
                                            ----------
                                            $1,310,483
                                            ==========


5. RELATED PARTY TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party.

The minimum lease commitment for the non-cancelable operating lease for the years ended is summarized as follows:

                       2004       $          288,000
                       2005                  288,000
                       2006                  288,000
                       2007                  288,000
                                 --------------------
                                  $        1,152,000
                                 ====================


Rental expense under all operating leases totaled approximately $86,400 and $28,397 for the years ended December 31, 2003 and 2002, respectively, that includes amortization of deferred rental expense of approximately $9,600 and $0 for the years ended December 31, 2003 and 2002, respectively.

As of December  31,  2003 and  December  31,  2002 the  Company  had  receivable
balances  for   approximately   $31,593  and  $0  due  from   related   parties,
respectively.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. Effective December 31, 2003, the Company acquired the equipment and inventory for $859,046. The transaction was settled through a mortgage on property owned by a related party. The mortgage is not a liability of the Company and was considered an equity contribution from the related party.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized $810,000 of amortization of deferred compensation relating to this issuance. During the year ended December 31, 2002, there was no amortization of deferred compensation. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company which was included in amortization of deferred compensation for the year ended December 31, 2003. Included in the $810,000 was $260,000 for past services rendered. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

On August 26, 2003, the Company issued 433,333 shares of common stock to a related party in settlement of $65,000 due as of June 30, 2003.

On August 26, 2003, the Company issued 677,333 shares of common stock to a related party in settlement of $101,600 due for various expenses paid for by the related party.

Related party accounts payables totaled $305,739 at December 31, 2003 which were due for funding professional fees and cash flow requirements of CTMC and SCB.

Notes payable - related parties totaled $613,659 at December 31, 2003 due to the former owner of SCB at December 31, 2003, specifically relating to chassis inventory purchased at acquisition.

On May 31, 2002 the Company entered into an asset sale agreement, which sold certain assets related directly with two of the Company's subsidiary operations (Mesia.com and SpeakGlobally.com) to an officer and director of the Company. The net book value of the net assets sold approximated $52,750. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of the following: 1) an employment agreement, 2) all accrued but unpaid compensation which approximated $100,000, and 3) a promissory note in the amount of $285,000.

In addition, the Company agreed to pay $7,500 in cash, in exchange for, and in sole consideration and settlement of any other liabilities that may exist as of May 31, 2002, including the liabilities that accrue pursuant to a Promissory Note with a principle amount of $147,030, and any liability that may exist pursuant to the Employment Agreement. The net effect of the sale of these assets was a gain of $446,430, which was classified as a gain from disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2002.

Concurrent with this asset sale agreement the director tendered his resignation from the Company.

During 2002, the Board terminated an employment contract whereby, under the settlement salary ceased accruing on August 15, 2002 and the severance provision was forgiven. It was replaced with a consulting agreement whereby he will continue in his position as acting chief executive officer of the Company. The agreement calls for the following: 1) contract outsourced services to maintain selected ongoing operations of the Company, 2) attempt to sell the assets of the Company and 3) focus on a merger opportunity for the Company.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the following assets of the Company to Solutions.com, LLC, an entity controlled by an officer and director of the Company:

      a. Certain domains including: www.searchhound.com, www.solosearch.com, www.godado.co.uk, www.freeairmiles.com, and www.moneymessage.com ,

      b.    Customer lists, email names and addresses (for each domain)

      c.    Software, programming code, intellectual property (for each domain)

      d.    Certain computer and office equipment

The net book value of the net assets sold approximated $8,000. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of the remaining outstanding principal balance owed by the Company pursuant to a Promissory Note with a principle balance of $179,359 together with all accrued but unpaid interest. Previously, the Company had made partial reductions to the unpaid note balance by the issuance of 45,323 shares of SearchHound.com, Inc. common stock and a cash payment of $7,500.

In addition, the former Chief Executive Officer agreed to cancel the rental payments owed to him by the Company for its use of web hosting and office space. On January 3, 2003 the Company also entered into an asset sale agreement, which sold the following assets of the Company to an unaffiliated entity:

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

6. ACQUISITIONS

On August 29, 2003 the Company acquired CTMC through an Agreement and Plan of Merger effective September 1, 2003, whereby all the common stock were converted by virtue of the merger at the closing date of the merger, September 1, 2003 into an equal number of Coach Acquisition Sub, Inc. common stock. The Merger is valued at $1.35 million based on 3 million shares of common stock, valued at $0.45 per share on August 26, 2003.

Effective December 31, 2003 the Company acquired certain assets and liabilities from SCB. The acquisition is valued at $2.66 million based on 2 million shares of common stock, valued at $1.33 per share on November 6, 2003.

The following is pro forma information for the year ended December 31, 2003, as if the CTMC and SCB acquisition were consummated on January 1, 2003. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.


                                                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                                      ------------------------------------

                                                          HISTORICAL        PRO FORMA
                                                          ----------        ---------
Revenue .............................................    $    471,762     $ 10,821,938
Operating loss ......................................      (1,701,137)        (997,379)
Net income (loss) ...................................    $ (1,566,037)    $   (862,279)
                                                         ============     ============
Basic and diluted net income (loss) per share .......    $      (0.71)    $      (0.14)
                                                         ============     ============
Basic and diluted weighted average shares outstanding       2,219,699        6,219,699
                                                         ============     ============

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2003, as a result of the business acquisitions:


                                                               CTMC             SCB            TOTAL
                                                            -----------     -----------     -----------
Non-cash assets (liabilities):
  Current assets .......................................    $   259,792     $   946,567     $ 1,206,359
  Property and equipment ...............................          1,877         174,741         176,618
  Goodwill .............................................      1,351,347       2,186,595       3,537,942
  Current liabilities ..................................       (282,522)       (671,945)       (954,467)
                                                            -----------     -----------     -----------
  Net non-cash assets acquired .........................      1,330,494       2,635,958       3,966,452
  Less: common issued ..................................     (1,350,000)     (2,660,000)     (4,010,000)
                                                            -----------     -----------     -----------

Cash received from business acquisitions, net ..........    $   (19,506)    $   (24,042)    $   (43,548)
                                                            ===========     ===========     ===========


In  addition  the  Company,  as  part  of  its  restructuring   settled  various
obligations for the years ended December 31:

Non cash financing/investing activities:         2003         2002
                                              ---------     ---------
Issuance of related party notes payable in
      payment of accrued expenses             $ 620,656     $ 316,206
Issuance of common stock held in
      Treasury for settlement of accounts
      payable, related party notes payable
      and accrued expenses                      (48,632)           --
Issuance of common stock in settlement
     of accounts payable, related party
     notes payable and accrued expenses        (531,042)           --
Reclassification of common stock to
     additional paid in capital related to
     the common stock split                         814            --
Issuance of restricted stock related to
     deferred compensation                      861,000            --
Cancellation of restricted stock                (51,000)
Issuance of treasury stock                      720,000        15,000
Transfer of assets and liabilities related
to business disposition:
   Accounts receivable                               --        44,910
   Fixed assets, net                                 --        37,357
   Notes payable and accrued expenses                --       528,697



8. SHAREHOLDERS' EQUITY

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

STOCK TRANSACTIONS:

In March 2003, the Company increased the shares available to be issued by 62,500. The Company issued common stock to employees, consultants and Board Members for services rendered to the Company. The Form S-8 authorizes the issuance of common stock for services, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, board members, consultants and independent contractors of the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, accounting and public relations services in lieu of cash compensation. The Company charged $75,000 to operations as a result of the issuance of these shares for the year ended December 31, 2003.

 The Company issued shares (excluding 60,790 treasury shares issued) of its common stock through June 30, 2003 as follows:

      39,053 shares were issued to settle notes and accounts payable of the Company.

      62,500 shares were issued to consultants to the Company in lieu of cash compensation.

      60,790 shares of common stock held in treasury were issued to settle outstanding notes and accounts payable.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized $810,000 of amortization of deferred compensation relating to this issuance. The shares of common stock were issued to these individuals with a three month restriction.

On August 15, 2003, the Company entered into a consulting and retainer agreement whereby the consultant received 100,000 shares of common stock on September 15, 2003 for consulting services relating to enhancing the financial structure of the Company. The contract is for 90 day, through November 15, 2003. Effective
December 31, 2003, the restricted stock was cancelled and the resulting consulting expense reversed.

For the year ended December 31, 2003, the Company issued approximately 1.1 million shares of common stock for the following:

1) Related party in settlement of $65,000 due as of June 30, 2003, recognizing a loss from settlement of $130,000,

2) $101,600 due for various expenses paid for by the related party, recognizing a loss from settlement of $203,200, and

3) The settlement of various related party liabilities through June 30, 2003 whereby recognizing a gain on settlement of $239,082.

The statement of operations reflects a loss from settlement of trade payable of $94,118 for the year ended December 31, 2003.

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

Effective December 31, 2003 the Company acquired certain assets and liabilities from Springfield Coach Industries Corporation, Inc. The acquisition is valued at $2.66 million based on 2 million shares of common stock, valued at $1.33 per share on November 6, 2003.

For the year ended December 31, 2002, the Company issued 63,713 shares of its common stock as follows:

         748 unregistered shares were issued to the Board of Directors (187 shares to each of four Board members)

         14,925   unregistered shares were issued to the Officers of the Company

         280 unregistered shares were issued to employees and consultants of the Company

         55,970 unregistered shares were issued to SearchHound.com in the form of Treasury Stock as collateral for a pledge Note agreement

         2,985 unregistered shares were issued to Steve, Helder, Siegel LLP for legal work

Treasury stock:

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares were has been reserved in treasury stock amounting to $720,000 as of December 31, 2003.

9. COMMITMENTS AND CONTINGENCIES

Effective December 31, 2003, the Company assumed an operating lease pertaining to the office and plant facilities in Springfield, Missouri. The lease term, expires in July 2006.

The minimum lease commitment, for the non-cancelable operating lease for the years ended is summarized as follows:

                       2004        $         132,000
                       2005                  132,000
                       2006                   77,000
                                 --------------------
                                   $         341,000
                                 ====================

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

            Not applicable


Item 2.  Changes in Securities

           Not applicable


Item 3.  Defaults upon Senior Securities

            Not applicable


Item 5.  Other Information

            Not applicable


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)   Exhibits

3.1   Company's Amended and Restated Articles of Incorporation(1)

3.2   Company's Revised Amended and Restated Bylaws(1)

4.3   Specimen of Common Stock Certificate.(1)

14.   Code of Ethics (2)

23.1  Consent of Independent Auditors (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(2)

31.2  Certification  of Principal  Financial and Accounting  Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.(2)

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)


(1) Incorporated by reference from the Company's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.

(2)   Filed herewith.

B.    Reports on Form 8-K

On August 25, 2003, the Registrant announced that on May 19, 2003, the Board of Directors was notified by Pickett, Chaney & McMullen LLP, the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the fiscal year ending December 31, 2003. At the Annual Meeting of the Company, held on August 22, 2003, the Shareholders ratified the appointment of Jewett, Schwartz & Associates, as the Company's independent certified public accountants, for the fiscal year ending December 31, 2003. On August 22, 2003, the Company held its Annual Meeting of Shareholders. The Shareholders elected Mr. Francis O'Donnell to serve as director until the Company's Annual Meeting of stockholders in 2004. The Shareholders effected a 1-for-4 reverse stock split (pro-rata reduction of outstanding shares) of the Company's issued and outstanding shares of Common Stock. The Shareholders amended the Company's Articles of Incorporation to change the name of the Company to Coach Industries Group, Inc. The Registrant announces that effective as of the opening of business on Monday, August 25, 2003, the 1-for-4 reverse stock split will be effective and the Company will be trading under the name Coach Industries Group, Inc. The new symbol for the Company shall be CIGI.OB.

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

No other reports on Form 8-K were filed during the quarter ended December 31, 2003, for which this report is filed.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $27,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $27,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

Year ended December 31, 2002

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was approximately $20,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2002 was $-0-.

The Board of Directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coach Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Coach Industries Group, Inc.


                                         By /s/ Francis O'Donnell
                                            ------------------------------
                                            Chief Executive Officer
                                            and Chief Accounting  Officer

                                            Date: March 25, 2004