Form 10QSB
period 2004-03-31
COACH INDUSTRIES GROUP INC
filed 2004-05-18
CIK 791115

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           TITLE                   SHARES OUTSTANDING AS OF APRIL 30, 2004
-----------------------------------------------------------------------------
Common Stock, $0.001 par value                            9,785,531

                          COACH INDUSTRIES GROUP, INC.

                                      Index

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited)

Consolidated Condensed balance sheets at March 31, 2004 and December 31, 2003

Consolidated Condensed statements of operations for the Three Months ended March 31, 2004 and 2003

Consolidated Condensed statements of cash flows for the Three Months ended March
31, 2004 and 2003

Notes to consolidated condensed financial statements for the three months ended
March 31, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures


PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      March 31, 2004          December 31, 2003
                                                                     ------------------     -------------------
                               ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents......................................$           4,226      $           91,565
      Accounts receivable, net.......................................          471,892                  12,939
      Supply inventory...............................................        1,847,417               1,310,483
     Due from related party accounts receivable......................          171,517                  31,593
      Prepaid expenses and other current assets......................           81,380                  57,680
                                                                     ------------------     -------------------
              Total current assets...................................        2,576,432               1,504,260
                                                                     ------------------     -------------------
    PROPERTY AND EQUIPMENT, net......................................          858,601                 901,865
    GOODWILL.........................................................        2,678,896               2,678,896
                                                                     ------------------     -------------------
                                                                     $       6,113,929      $        5,085,021
                                                                     ==================     ===================
                LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable and accrued expenses..........................$       1,024,701      $          367,669
      Related party accounts payable.................................                -                 305,739
      Deferred rent .................................................          108,000                 115,200
      Warranty reserve...............................................           31,189                  20,535
      Customer deposits..............................................           37,000                 230,273
      Accrued wages..................................................          136,709                  32,921
      Note payable - related parties.................................          823,494                 613,659
      Notes payable..................................................          292,440                       -
                                                                     ------------------     -------------------
              Total current liabilities..............................        2,453,533               1,685,996
                                                                     ------------------     -------------------
    OTHER LIABILITIES:
    Related party payables - convertible                                       839,632                       -
                                                                     ------------------     -------------------
    COMMITMENTS AND CONTINGENCIES
    SHAREHOLDERS' EQUITY:
    Common stock $0.001 par value; 50,000,000 shares
    authorized;  9,785,531 shares issued and outstanding,
    respectively.....................................................            9,785                   9,785
    Additional paid in capital.......................................        5,675,277               5,675,277
     Retained earnings (accumulated deficit) restated effective
    January 1, 2003..................................................      (2,144,298)             (1,566,037)
    Treasury stock, 1.6 million shares at cost.......................        (720,000)               (720,000)
                                                                     ------------------     -------------------
              Total shareholders' equity.............................        2,820,764               3,399,025
                                                                     ------------------     -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $       6,113,929      $         5,085,021
                                                                     ==================     ===================

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                             2004           2003
                                                          ------------   --------------
 REVENUES                                                 $ 4,183,964    $           -
                                                          ------------   --------------
 COST OF GOODS SOLD                                         3,284,315                -
                                                          ------------   --------------
   GROSS PROFIT                                               899,647                -

 OPERATING EXPENSES:
   General and
      Administrative............................              425,185           80,725
    Research and development....................              747,665                -
    Sales and marketing ........................              187,877                -
    Rent........................................               98,282                -
    Interest expense............................               18,898            3,159
   (Gain) loss on reduction of trade
       payable..................................                    -        (238,382)

                                                          ------------   --------------
     Total operating expenses, net of gain in
 settlement of trade payable....................            1,477,907        (154,498)
                                                          ------------   --------------
 (Gain) loss from continuing operations                     (578,260)          154,498
                                                          ------------   --------------

 Income from discontinued operations (including gain
 on disposition of $135,100) .................                      -          135,100
                                                          ------------   --------------
 Loss before income taxes.......................            (578,260)          289,598
                                                          ------------   --------------
 Income taxes...................................                    -                -
                                                          ------------   --------------
 NET (GAIN) LOSS................................          $  (578,260)   $      289,598
                                                          ============   ==============
 Basic and diluted net
   (loss) per share :

 Continuing operations..........................          $     (0.07)   $         0.74
 Discontinued operations                                            -              0.66
                                                          ------------   --------------
   Total........................................          $     (0.07)   $         1.40
                                                          ============   ==============
 Basic and diluted weighted average common shares
 outstanding....................................            8,185,531          206,212
                                                          ============   ==============

The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             March 31,
                                                                   2004                2003
                                                            --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................    $          (578,260)    $         289,598
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.......................                 46,522                     -
    Warranty expense....................................                 14,111                     -
    Charges to warranty reserve.........................                (3,457)                     -
    (Gain) loss on settlement of trade payable..........                      -             (238,382)
    Gain on disposal of discontinued operations.........                      -               135,100
    Issuance of common stock for services rendered......                      -                75,000
    Changes in operating assets and liabilities:
      Accounts receivable...............................              (458,953)                     -
      Accounts receivable - related parties.............              (139,924)                     -
      Inventory.........................................              (536,934)                     -
      Prepaid expenses and other........................               (23,701)                     -
      Accounts payable and accrued expenses.............                760,819                   408
      Customer deposits.................................              (193,273)                     -
      Related party payable.............................                209,835                     -
      Other current liabilities.........................                      -               (6,047)
                                                            --------------------    ------------------
            Net cash provided by (used in) operating
              Activities................................              (903,215)              (14,523)
                                                            --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of fixed assets...............................               (10,457)                     -
                                                            --------------------    ------------------
            Net cash used in investing activities.......               (10,457)                     -
                                                            --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party payables - convertible....                533,893                     -
  Borrowings from line of credit........................                292,440                     -
                                                            --------------------    ------------------
            Net cash provided by (used in) financing
              activities................................                826,333                     -
                                                            --------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....               (87,339)              (14,523)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........                 91,565                14,790
                                                            --------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................    $             4,226  $                267
                                                            ====================    ==================

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2004 and 2003

1.  Background


The Company is the currently the holding company for two manufacturers of limousines, primarily for the livery industry which modify and custom fabricate stock vehicles that are manufactured by automotive manufacturers, principally General Motors and Ford Motor Company. During 2003, the Company had two wholly owned subsidiaries: Commercial Transportation Manufacturing Corporation ("CTMC"), located at the in Bohemia, New York and Springfield Coach Industries Corporation, Inc. ("SCB"), located in Springfield, Missouri. The Company's long-term strategy is to develop an array of product offerings, including Financial Services, to its existing customers and to expand its current customer base. The Company will actively pursue acquisition candidates that can support the expansion of other product offerings.


The Company consummated the following transactions in order to implement the January, 2003 Board of Director's committed plan to restructure the Company and seek a merger candidate.

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

During January 2003, the Company settled a note payable to a trade creditor whereby it issued 4,820 shares of common stock held in treasury and 3,391 shares of common stock in consideration for the full and complete settlement of the outstanding note balance (and related accrued interest). The settlement of this note payable resulted in a gain of $56,970 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the three months ended March 31, 2003.

In March 2003, the Company increased the shares available to be issued by 62,500. The Company issued common stock to employees, consultants and Board Members for services rendered to the Company. During March 2003, the Company issued 62,500 shares to consultants for administrative, corporate accounting and public relations services in lieu of cash compensation totaling $75,000 which was reflected in the statement of operations for the three months ended March 31, 2003.

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

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares vested on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of December 31, 2003.


On September 1, 2003, CTMC, a New York corporation specializing the manufacturing and selling of limousines, was merged into Coach Industries Group, Inc. The Company issued 3.0 million shares of common stock valued at $1.35 million as of August 26, 2003.

Effective December 31, 2003, the Company, through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri corporation, consummated the purchase of substantially all of the assets of Springfield Coach Builders, Inc. The Company issued 2.0 million shares of common stock valued at $2.7 million as of November 3, 2003.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of Coach, and its wholly owned subsidiaries CTMC and SCB. All significant inter-company balances and transactions have been eliminated.

As of March 31, 2003, the Company had disposed of all of its operating assets/businesses and ceased all operating activities. The accompanying financial statements reflect the businesses sold as discontinued operations. On September 1, 2003, the Company became the holding company for a manufacturer of limousines, primarily for the livery industry by modifying and custom fabricating stock vehicles that are manufactured by automotive manufacturers. The accompanying financial statements reflect the new business of the Company.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

  Research and Development Costs

  Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs. The Company has expensed all research and development costs for the three months ended March 31, 2004 with no corresponding expense for the period ended March 31, 2003.

3. RELATED PARTY TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party.

Rental expense under all operating leases totaled approximately $98,282 and $0 for the three months ended March 31, 2004 and 2003, respectively, that includes amortization of approximately $7,200 and $0 for the three months ended March 31, 2004, respectively of deferred rental expense.

As of March 31, 2004 and December 31, 2003 the Company had receivable balances for approximately $171,517 and $31,593 due from related parties, respectively.

At March 31, 2004 and December 31, 2003, the Company had a note payable to a related party outstanding for $823,494 and $613,659. This balance relates directly to chassis purchases that are outstanding on the related party floor plan with an unaffiliated third party. Interest on the note payable is due when paid by the related party. The unaffiliated line of credit does not charge interest to the line of credit for 90 days, thus no interest is incurred by the Company unless the chassis is outstanding longer than 90 days.

The Company has related party payables at December 31, 2003 to a related party of $305,739. This balance, as well as additional cash funding during the period were reclassified to convertible debt as of March 31, 2004.

The Company has related party payables - convertible at March 31, 2004 and December 31, 2003 to a related party of $839,632 and zero, respectively. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of March 31, 2004. The Company intends to convert these balances outstanding into shares of common stock during the second quarter of 2004.

On January 3, 2003 the Company entered into an asset sale agreement, which sold the certain assets of the Company to Solutions.com, LLC, an entity controlled by its former director. The net book value of the net assets sold approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of a portion of the then outstanding principal balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations for the three months ended March 31, 2003.

Concurrent with this transaction, the Company's previous president also agreed to accept the issuance of 42,589 shares held in treasury and 47,411 shares of common stock to settle wages payable resulted in a gain of $54,795 based upon the market value of the common stock at the date issued and was classified as gain on settlement of notes and accounts payable in the Statement of Operations for the three months ended March 31, 2003.In addition, rental payments owed by the Company for its use of web hosting and office space were canceled.

4. Notes Payable and Line of Credit

The Company has established a floor plan line of credit with a local dealership in New York. The dealership funds the purchase of chassis inventory, interest free for 90 days. The balance outstanding at March 31, 2004 was $292,440. Currently all chassis outstanding on the line of credit are under 90 days, thus no interest has accrued for these chassis.

The $10,000 note payable-related party represents unsecured loans incurred for working capital purposes and bears interest at 11.5%. The original maturity date of the note was September 30, 2001 and was due on demand. During January 2003, the Company partially settled this note whereby it issued 3,655 shares of common stock in consideration for a $20,000 reduction in the principal balance (and related accrued interest). The settlement of this note payable resulted in a gain of $17,076 based upon the market value of the common stock at the date issued and was classified as a gain on settlement of notes and accounts payable in the Statement of Operations for the three months ended March 31, 2003.

The $40,000 note payable represents loans incurred for unpaid wages and cash advances to the Company. During January 2003, the Company partially settled this note whereby it issued 45,323 shares of common stock in consideration for a $173,564 reduction in the principal balance (and related accrued interest) and the transfer of certain Company assets with a carrying value of $8,000. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations for the three months ended March 31, 2003.

5. Subsequent Event

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of March 31, 2004 and December 31, 2003. On May 7, 2004, the Company signed a letter of intent to acquire all the common stock of Go Commercial Leasing Corporation. The deal is valued at $720,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary Overview and Overall Business Strategy
----------------------------------------------

Coach Industries Group, Inc. Overview and Business Strategy

The Company is the currently the holding company for two manufacturers of limousines, primarily for the livery industry which modify and custom fabricate stock vehicles that are manufactured by automotive manufacturers, principally General Motors and Ford Motor Company. During 2003, the Company had two wholly owned subsidiaries: Commercial Transportation Manufacturing Corporation ("CTMC"), located at the in Bohemia, New York and Springfield Coach Industries Corporation, Inc. ("SCB"), located in Springfield, Missouri. In August 2003 Company changed the name of the Company to Coach Industries Group, Inc.

The Company acquired SCB effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated as to eliminate any the duplication of production processes at both facilities. The CTMC facility began working on prototypes for four models, which were a General Motors Hummer, Cadillac Escalade, Chrysler PT Cruiser and the Sprinter Bus. At the same time, the SCB facility began modifying their production process to improve and combine the engineering features of the prior SCB models and the CTMC models to present to the marketplace three new models; the Lincoln Navigator, the Ford Excursion and the Lincoln Town Car Reality Series.


The Company's long-term strategy is to develop an array of product offerings, including Financial Services, to its existing customers and to expand its current customer base. The Company will actively pursue acquisition candidates that can support the expansion of the product offerings.


The business strategy of the Company is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value manufacturer of custom vehicle products in the marketplace. The Company sells its custom limousine chassis to limousine companies principally in New York, Florida and throughout the United States. The Company markets its limousines through tradeshows, print and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis.


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


                     THREETHREE MONTHS ENDED MARCH 31, 2004
               COMPARED TO THREETHREE MONTHS ENDED MARCH 31, 2003

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from zero for the three month period ended March 31, 2003 to $4.2 million for the three month period ended March 31, 2004, an increase of $4.2 million, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities during first quarter of 2003. The Company acquired CTMC effective September 1, 2003 and SCB effective December 31, 2003. Gross revenues for the period reflect revenues for both CTMC and SCB for the three months ended March 31, 2004.

Costs of goods sold. Costs of goods sold increased from zero for the three months ended March 31, 2003 to $3.3 million for the three months ended March 31, 2004, an increase of $3.3 million, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities during the first quarter of 2003. The Company acquired CTMC effective September 1, 2003 and SCB effective December 31, 2003. The costs of goods sold for the three months ended March 31, 2004 reflect costs for both operations.

OPERATING EXPENSES. Operating expenses increased from $83,884 for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004, an increase of $1.4 million.

In addition, the Company recognized a gain on reduction of trade payable for the three months ended March 31, 2003 of $238,392, with no corresponding gain for the same period in 2004.

General and administrative expenses increased from $80,725 for the three months ended March 31, 2003 to $425,188 for the three months ended March 31, 2004, an increase of $344,463, primarily due to the acquisition of CTMC and SCB during 2003 and the Company disposing of all of its operating assets/businesses and discontinuing all operating activities and expenditures related to the Company's business plan of restructuring the Company and securing a merger candidate during the first quarter of 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2004 were $747,665 compared to zero for the comparable period in 2003. The Company acquired SCB effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated as to eliminate any the duplication of production processes at both facilities. The CTMC facility began working on prototypes for four models, which were a General Motors Hummer, Cadillac Escalade, Chrysler PT Cruiser and the Sprinter Bus. At the same time, the SCB facility began modifying their production process to improve and combine the engineering features of the prior SCB models and the CTMC models to present to the marketplace three new models; the Lincoln Navigator, the Ford Excursion and the Lincoln Town Car Reality Series. The associated salaries, materials and costs associated with this process were included in this category.

Sales and marketing expenses for the three months ended March 31, 2004 were $187,877 compared to zero for the corresponding period in 2003. Both CTMC and SCB attend an annual trade show for limousine manufactures and operators. The sales and marketing expenses attributed to the trade show were approximately $100,000 and the remaining expenses were attributed to commissions paid on limousine sales.

Rent expense for the three months ended March 31, 2004 was $92,282 compared to zero for the same three months ended March 31, 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

Interest expense for the three months ended March 31, 2004 was $18,898 compared to $3,159 for the same period in 2003. Interest expense is directly attributed to the floor plan facilities and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations decreased from $135,100 for the three months ended March 31, 2003 to zero for the three months ended March 31, 2004, a decrease of $135,100, primarily due to the Company completing its plan of disposal in 2002 and early 2003.

NET INCOME (LOSS). Net loss increased from net income of $289,598 for the three months ended March 31, 2003 to a net loss of $578,262 for the three months ended March 31, 2004, primarily due to the operations of CTMC and SCB for the period. Both CTMC and SCB were in full operation for the three months ended March 31, 2004. The Company had disposed of all its assets and reduced its overhead during 2002 and first quarter 2003.

LIQUIDITY AND CAPITAL RESOURCES. The Company has historically satisfied its cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding and cash funding from related parties, as required.

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

Related party payable - convertible increased from zero at December 31, 2003 to $839,632 at March 31, 2004. The increase relates to the reclassification of the $305,739 outstanding at December 31, 2003 from related party payable to convertible debt. The additional increase in the balance relates to cash funding needs at CTMC and SCB as well as expenses funded by the related party for operating expenses at the parent level. These balances are anticipated to be converted in the second quarter of 2004.

Current Assets
--------------

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $91,565 at December 31, 2003 to $4,226 at March 31, 2004, a decrease of $87,339, primarily as a result of the Company acquiring CTMC effective September 1, 2003.

TOTAL CURRENT ASSETS. Total current assets increased from $1.5 million at December 31, 2003 to $2.6 million at March 31, 2004, an increase of $1.1 million, primarily as a result of the Company acquisition of CTMC and SCB. The Company has increased operations during the three months ended March 31, 2004, thus increasing accounts receivable, net to $471,892, accounts receivable - related parties to $171,517 and supply inventory to $1.8 million compared to December 31, 2003 of $12,939, $31,593 and $1.3 million, respectively. Revenues for the three months ended March 31, 2004 were $4.2 million compared to $471,762 for the year ended December 31, 2003, thus increasing the receivable and inventory balances.

Liabilities
-----------

ACCRUED WAGES. Accrued wages increased from $32,921 at December 31, 2003 to $136,709 at March 31, 2004, an increase of $103,788, primarily as a result of the Company disposing of all of its operating assets/businesses and discontinuing all operating activities as of and settling all outstanding employment agreement obligations, offset by accrued wages relating to the operations of CTMC.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable increased from $367,670 at December 31, 2003 to $1.0 million at March 31, 2004, an increase of $657,030, primarily relating to the operations of CTMC and SCB. Both of these companies are fully operational for the three months ended March 31, 2004.

CUSTOMER DEPOSITS. Customer deposits decreased from $230,273 at December 31, 2003 to $37,000 at March 31, 2004. The customer deposits reflected the full costs of those cars that were not delivered until January 2004, primarily at CTMC.

RELATED PARTY PAYABLE. Related party payable increased from $305,739 at December 31, 2003 to zero at March 31, 2004, an decrease of $305,739. The decrease related to the reclassification of this balance to related party payable - convertible.

NOTES PAYABLE-RELATED PARTIES. Notes payable-related parties increased from $613,659 at December 31, 2003 to $823,494 at March 31, 2004, an increase of $209,835, primarily relating to the acquisition of SCB. The notes payable - related parties is funding the purchase of chassis for the business.

LINE OF CREDIT. The line of credit increased from zero at December 31, 2003 to $292,440 at March 31, 2004, an increase of $292,440, primarily related to a line of credit established by CTMC with a local dealership for the purchase of chassis for production.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from $1.7 million at December 31, 2003 to $2.5 million at March 31, 2004, an increase of $0.8 million. The increase is primarily attributed to operations of both CTMC and SCB.

RELATED PARTY PAYABLE - convertible. Related party payable - convertible increased from zero at December 31, 2003 to $839,632 at March 31, 2004. The increase relates to the reclassification of the $305,739 outstanding at December 31, 2003 from related party payable to convertible debt. The additional increase in the balance relates to cash funding needs at CTMC and SCB as well as expenses funded by the related party for operating expenses at the parent level. These balances are anticipated to be converted in the second quarter of 2004.

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

Item 2.  Changes in Securities    None

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

          A. Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

        B. Reports on Form 8-K

No other reports on Form 8-K were filed during the quarter ended March 31, 2004, for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Coach Industries Group, Inc.

May 14, 2004                       /s/ Francis O'Donnell
                                   ----------------------------------
                                   Francis O'Donnell,
                                   Chief Executive Officer
                                   (PRINCIPAL EXECUTIVE OFFICER)

May 14, 2004                       /s/ Francis O'Donnell
                                   -----------------------------------
                                   Francis O'Donnell,
                                   Chief Accounting Officer
                                   (PRINCIPAL ACCOUNTING OFFICER)