Form 10KSB/A
period 2003-12-31
COACH INDUSTRIES GROUP INC
filed 2004-08-13
CIK 791115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $1,068,487.

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

      Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

      None

                          COACH INDUSTRIES GROUP, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Description of the Business.....................................   1
Item 2.   Description of the Property.....................................  11
Item 3.   Legal Proceedings...............................................  11
Item 4.   Submission of Matters to Vote of Security Holders...............  12

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........  13
Item 6.   Management's Discussion and Analysis............................  14
Item 7.   Financial Statements............................................  18
Item 8.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................  18

                                PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons....  19
Item 10.  Executive Compensation..........................................  21
Item 11.  Security Ownership of Certain Beneficial Owners and Management..  23
Item 12.  Certain Relationships and Related Transactions..................  24

                                 PART IV

Item 13.  Exhibits and Reports on Form 8-K................................  26
Item 14.  Principal Accountant Fees and Services..........................  27

Signatures................................................................  28

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Coach is a holding company which manufactures luxury limousines, specialty vehicles and limousine buses and sells financial services and products related to its business through its various operating subsidiaries. We currently have two subsidiaries. Commercial Transportation Manufacturing Corporation ("CTMC") focuses on manufacturing specialty vehicles and limousine buses. Springfield Coach Industries Corporation, Inc. ("SCB"), SCB focuses on manufacturing Lincoln Town Car limousines and Ford Excursion limousines.

HISTORY

On June 1, 2000, pursuant to an Agreement and Plan of Business Combination, dated as of April 14, 2000, PAN International Gaming, Inc., a Nevada corporation ("PAN"), purchased all of the issued and outstanding capital stock of SearchHound.com 2000, Ltd., a Nevada corporation, from their 22 record holders for an aggregate of 50,373 shares of its common stock, which was approximately 71% of the issued and outstanding shares of PAN International Gaming, Inc. The amount of consideration paid and received was negotiated by the parties to the Plan of Business Combination. On June 6, 2000, after the merger, PAN changed its name to SearchHound.com, Inc. ("Searchhound")

Pursuant to a Stock Purchase Agreement, dated as of May 4, 2000, effective July 11, 2000, Searchhound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 18,097 shares of common stock and an aggregate of $300,000 in cash. The foregoing transaction resulted in the issuance of 20.3% of the issued and outstanding shares of PAN. The amount of consideration paid and received was negotiated by the parties to the Stock Purchase Agreement.

Prior to June 1, 2000, SearchHound was not engaged in substantial operating activities and there were no revenues or business operations. In 2002, Searchound's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets and businesses and to seek a merger or acquisition candidate with better financial resources. By early 2003, the Board of Directors of Searchhound had successfully disposed of all of the assets and all of the liabilities of the company.

On August 22, 2003, the Company held its Annual Meeting of Shareholders, whereby the shareholders voted to amend the Articles of Incorporation to change the name of the company from Searchound.com to Coach Industries Group, Inc.

GENERAL

Through our subsidiaries, we manufacture luxury limousines, specialty vehicles and limousine buses . Coach's principal executive offices are located in Coral Springs, Florida. We are one of seven limousine manufacturers in the limousine manufacturing industry operating under agreements with Ford Motor Company and General Motors Corporation. The Company's long-term strategy is to offer and expand our array of specialty vehicles and limousines and to offer and expand financial services to existing customers, other limousine operators and others outside of the limousine business. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services.

On September 1, 2003, we acquired CTMC through a reverse merger. Coach issued 3 million shares of common stock to CTMC in a stock for stock exchange. CTMC's principal executive offices are located in Bohemia, New York. CTMC's operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. The operation is housed in a 30,000 square foot manufacturing facility with approximately 27 employees involved in the direct manufacture of the various modified chassis. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. CTMC's New York presence allows the Company to support the lucrative Northeastern market.

On December 31, 2003, Coach, through SCB, newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. ("Springfield"). The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. SCB's principal executive offices are located in Springfield, Missouri.

After our acquisition of Springfield, we determined that the production of the various vehicles previously manufactured by Springfield and CTMC needed to be segregated to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. Accordingly, since January 2004, SCB manufactures the Lincoln Town Car limousines, which represent approximately ninety percent (90%) of the limousine market and the Ford Excursion limousines. CTMC manufactures our specialty vehicles and limousine buses.

SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB, because of its Midwest location, provides us with the opportunity to economically support customers located in the Midwestern, Southeastern and Western region of the United States. SCB's Midwestern location also provides the Company significant operating expense advantages due to lower labor and occupancy costs. SCB's operations consists of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines The operations is housed in a 45,000 square foot manufacturing facility with 38 employees involved in the direct manufacture of the modified chassis.

Management believes that the acquisition of Springfield enabled the Company's to use its existing sales force, engineering expertise and management to enter the Midwestern and Western United States limousine markets. Coach was able to assume the existing lease for the manufacturing facility in Springfield, Missouri, which increased its manufacturing capacity and reduced the cost of distribution in those markets.

INDUSTRY

The limousine industry consists of the manufacturing of modified chassis, both through manufacturer supported programs, such as through QVM and CMC agreements, as well as non-conforming, non-manufacturer supported chassis modifications. The chassis is purchased from the manufacturer under a manufacturer supported program and modified based on the specifications provided and monitored by the manufacturer. The modification manufacturer may provide some changes to the design and aesthetics of the product, but not the engineering of the product. The manufacturer closely monitors and reviews the performance of all those modification manufacturers in their programs. In addition, there are those vehicles that are not supported by the manufacturer. These vehicles are manufactured based on the customer specifications or the marketplace. These vehicles do not receive the same warranty from the manufacturer, thus require additional support by the modification manufacturer.

Once a vehicle is manufactured and sold, it is typically sold to one of 14,000 limousine operators. These operators utilize these vehicles to provided livery service to the end user. The livery service provides drivers and short term rentals for airport shuttle service, weddings, business travel, proms, funerals and various other special occasions.

Based on the Limousine and Chauffeured Transportation Industry statistic, annually, the limousine manufacturing industry generates approximately $400 million in revenues through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 14,000 limousine operators located throughout the United States. These limousine operators are located in the following regions of the United States: 59% in the Northeast, 16% in the Southeast, 11% in the Midwest and 14% in the West.

PRODUCTS AND SERVICES

LINCOLN TOWN CAR


    A Lincoln Town Car is modified into a luxury limousine through a thirteen step manufacturing process completed over a period of approximately eleven days. The Company maintains a 35 to 45 day inventory of Lincoln Town Car limousines and the Ford Excursion limousines to meet customer demand. The Lincoln Town Car market makes up approximately 90% of the modified limousine chassis market.

SPECIALTY VEHICLES

The Specialty vehicles and buses include the Hummer H2, the Cadillac Escalade, the Sprinter Bus, as well as other models that are made to order. The customer has many more options in this market however pricing is based on the time, materials manufacturing overhead plus profit margin. The specialty vehicles and buses manufactured at CTMC are primarily built to order. This is a small percentage of the limousine market, however we believe that we can sustain higher profit margins and significant customization is available based on the customers specifications.

COMPETITION

The Company is one of seven limousine manufacturers in the limousine manufacturing industry operating under QVM and CMC agreements as well as the many companies in the marketplace that do not operate under the manufacturer sponsored programs. Operating within QVM and CMC agreements enables the Company to provide enhanced warranty coverage to the purchasers of our vehicles, as well as provide superior engineering design, using the resources provided by the manufacturers. Our competition offers similar products to these limousine operators however, we believe that our sales, design and engineering team has focused our products on specifications that operators and end users require in order to differentiate our products and services from our competitors. We intend to differentiate ourselves, through our direct marketing and additional product offerings and services, such as financing and insurance products. The business strategy of the Company is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the premiere luxury limousine manufacturer in the marketplace. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally and externally generated equity capital, as sources of expansion capital, which should enable us to be more competitive than the other manufacturers that do not have access to the capital markets.

MARKETING

The Company markets its limousines through tradeshows, print advertising and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis. The Company has an innovative sales and service team focused on building lasting relationships with its customers. This is accomplished by delivering vehicles and services that management believes will inspire customer loyalty and enthusiasm.

The Company typically attends two tradeshows annually to exhibit their products and services, as well as to stay abreast of current trends in the marketplace. In addition to tradeshows, our sales team typically attends local limousine operator association meetings on a monthly basis. This enables the sales team to stay in front of the operators on an on-going basis. The Company and its sales team actively call the operators in their sales market to maintain a one-on-one relationship with the operators. The Company sends out direct mail marketing pieces to select customers or contacts with products or services that they believe will result in a future sale of our products.

In addition, the Company places print advertisement in various trade publications, which are supported by QVM and CMC agreements. The Company believes that maintaining a presence in the limousine community provides the recognition necessary to further their other forms of advertising and marketing.

SOURCE AND AVAILABILITY OF RAW MATERIAL FOR PRODUCTION

The Company's two major suppliers are Ford Motor Company and General Motors Corporation, which provide the chassis for the Lincoln Town Car and the Cadillac products that the Company then manufactures into a modified vehicle under QVM agreement with Ford and a CMC agreement with General Motors Corporation. The Company believes that its relationship with these major suppliers is in good standing at this time and that the supply of chassis inventory is adequate to meet our operating needs.

AGREEMENTS WITH MAJOR SUPPLIERS

The Company manufactures luxury limousines, specialty vehicles and limousine buses under a Quality Vehicle Modifier Agreement ("QVM") with Ford Motor Company and a Cadillac Master CoachBuilder Agreement ("CMC") with General Motors Corporation. These agreements are evaluated and renewed annually. The Company is able to utilize the expertise of the supplier for engineering expertise, warranty support, rebates for chassis purchases and a source of marketing funds.

RESEARCH AND DEVELOPMENT

The company did have any research and development expenses for the year ended December 31, 2003. After our acquisition of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines.

SEASONALITY

The limousine business is seasonal, whereby most purchases are made during the second and fourth quarters of the fiscal year. The plants close for a week in the summer and a week in December. The Company plans on diversifying its business to mitigate some of the seasonality of the current operations.

SUBSIDIARIES

We own two wholly owned operating subsidiaries: (1) Springfield Coach Industries Corporation, Inc., a Missouri corporation and (2) Commercial Transportation Manufacturing Corporation, a New York corporation.

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

GOVERNMENT REGULATION

Our Cadillac Master CoachBuilder Agreement with General Motors Corporation and a Quality Vehicle Modifier Agreement with Ford Motor Company require that we maintain and adhere to strict engineering and manufacturing standards set by the National Highway Traffic and Safety Agency ("NHTSA") for manufactured vehicles. The National Highway Traffic Safety Administration (NHTSA), under the U.S. Department of Transportation, was established by the Highway Safety Act of 1970, as the successor to the National Highway Safety Bureau, to carry out safety programs under the National Traffic and Motor Vehicle Safety Act of 1966 and the Highway Safety Act of 1966. We purchase our vehicles directly from the original manufacturers, such as Ford Motor Company. General Motors Corporation and Daimler-Chrysler, then modify the vehicles based on our customer requirements or the specific product lines. As such, we are not subject to the same regulations as other automotive manufacturers.

ITEM 2. DESCRIPTION OF PROPERTIES

In August 2003, Coach Company relocated its corporate offices to Coral Springs, Florida. Coach leases approximately 1,000 square feet of office space on a month-to-month basis from Francis O'Donnell, our Chief Executive Officer. The Company does not pay rent for this office space.

CTMC leases approximately 30,000 square feet of space located in Bohemia, New York, from Helen Gore, the wife of the former owner of US Coachworks, Inc. pursuant to a lease agreement which expires in December 2007. Our annual rent under the lease is $288,000, for the remainder of the term. CTMC uses the space as its executive offices and manufacturing plant. The lease is non-cancelable. The lease term, as amended, expires in December 2007 with payments commencing in July 2003.

SCB lease approximately 45,000 square feet of space located in Springfield, Missouri, from an unrelated third party, pursuant to a lease which expires in December 2006. SCB uses the space as its executive office, manufacturing facility and approximately 16,000 square feet as a warehouse facility. Annual rent under the lease is $132,000 per year for years 2004 and 2005, and $77,000 for year 2006.

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

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common shares are currently quoted on the NASDAQ OTC Bulletin Board (OTCBB) under the symbol "CIGI." Prior to August 2003, our common shares were quoted on the OTCBB under the symbol "SHND." The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated, as adjusted to reflect the 1:67 reverse stock split on December 30, 2002 and the 1:4 reverse stock split on August 25, 2003. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                            Bid Price
                                                  -------------- --------------
                     Period                           High            Low
-------------------------------------------------------------------------------

Fiscal Year 2003:
   December 31, 2003                                   $ 1.84        $ 1.10
   September 30, 2003                                    2.04          1.00
   June 30, 2003                                         2.68          1.12
   March 31, 2003                                        2.60          0.80
Fiscal Year 2002
   December 31, 2002                                   $ 2.68        $ 0.40
   September 30, 2002                                    2.68           .01
   June 30, 2002                                         9.40          1.36
   March 31, 2002                                       14.20          5.64

HOLDERS

    We have approximately 250 record holders of our common stock as of December 31, 2003, according to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

DIVIDEND POLICY

    We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      We do not have any equity compensation plans.

STAND-ALONE GRANTS

      We do not currently have any outstanding stock options or stock appreciation rights. However, in the future our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any formal stock plans. The terms of these grants may be individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES

      We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the periods covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

FOR THE YEAR ENDED DECEMBER 31, 2003, THE COMPANY ISSUED 7.7 MILLION SHARES OF ITS COMMON STOCK AS FOLLOWS:

On August 26, 2003, the Company issued 3,000,000 restricted shares of common stock, valued at $0.45 per share, to the shareholders of CTMC in connection with our acquisition of CTMC.

On August 26, 2003, the Company issued 433,333 restricted shares of common stock issued to Innovative Consulting Group, a company controlled by Francis O'Donnell, in settlement of related party payable totaling $65,000, accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 677,333 restricted shares of common stock issued to International Equities and Finance, LLC in settlement of $101,000 in related party payables accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 1,600,000 restricted shares issued into treasury for the consideration for a potential transaction. This transaction related to the acquisition of Go Commercial Leasing and has been consummated on July 9, 2004. The transaction was adjusted based on the value of the acquisition. The company will issue to the owners of Go Commercial Leasing, 423,529 shares of restricted common stock from treasury for this transaction. The remaining shares is treasury will be canceled.

On September 15, 2003, the Company issued 100,000 restricted shares for consulting services, which were later cancelled effective December 31, 2003, in connection with non-performance of the contract.

On November 13, 2003, the Company issued 2,000,000 restricted shares, valued at $1.33 per share, to the shareholders of Springfield Coach Industries Corporation, Inc. for the purchase of Springfield Coach Industries Corporation, Inc.

FOR THE YEAR ENDED DECEMBER 31, 2002, THE COMPANY ISSUED 254,850 SHARES OF ITS COMMON STOCK AS FOLLOWS:

During 2002, the Company issued 1,492 restricted shares of common stock, two members of the Board of Directors for services rendered to the company.

During 2002, the Company issued 16,418 restricted shares of common stock to officers of the company in lieu of cash compensation.

During 2002, the Company issued 1,120 restricted shares of common stock to officers and consultants in lieu of cash compensation for various services rendered.

During 2002, the Company issued 223,880 restricted shares of common stock to treasury and as collateral for Notes payable to two executive officers representing accrued and unpaid wages.

During 2002, the Company issued 11,940 restricted shares of common stock, to a law firm in settlement of in indebtedness arising from the provision of legal services rendered.

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

ACCOUNTING TREATMENT CHANGE:

After careful review and consideration, the Company has elected to treat the original transaction between Coach Industries Group, Inc., and Commercial Transportation Manufacturing Corporation as a reverse merger and not as a business combination from an accounting standpoint. The purpose for this filing is to restate the financial statements to reflect the accounting treatment change for recording this transaction.

At the time of the transaction, the Company adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment, the Company recorded approximately $490,000 of goodwill, an intangible asset. After considering that the Company, Coach Industries Group, Inc., had no operations prior to the Transaction, the Company concluded that the reverse merger accounting treatment more appropriately reflects the nature of this transaction. Under the reverse merger accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill is generated with this transaction.

Pursuant to the Company's decision to change the accounting treatment, the financial statements have been restated and are presented within this filing, to reflect the new treatment.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

COACH INDUSTRIES GROUP, INC. OVERVIEW AND BUSINESS STRATEGY

Coach is a holding company which, through its subsidiaries, manufactures luxury limousines, specialty vehicles and limousine buses through its various operating subsidiaries. The Company's long-term strategy is to offer and expand our array of specialty vehicles and limousines and to offer financial services to existing customers as well as other limousine operators. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services. We currently have three subsidiaries.

In September 2003, Coach acquired Commercial Transportation Manufacturing Corporation ("CTMC") through a reverse merger. CTMC is a New York corporation. Its principal executive offices are located in Bohemia, New York. CTMC focuses on manufacturing specialty vehicles and limousine buses.

In December 2003, the Company formed Springfield Coach Industries Corporation, Inc. ("SCB"), by acquiring certain assets and assuming certain liabilities from Springfield Coach Builders, Inc. ("Springfield"). SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri. SCB focuses on manufacturing Lincoln Town Car limousines and Ford Excursion limousines.

Annually, the limousine manufacturing industry generates approximately $400 million in revenues through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 14,000 limousine operators located throughout the United States. These limousine operators are located in the following regions of the United States: 59% in the Northeast, 16% in the Southeast, 11% in the Midwest and 14% in the West. The Company's facilities are strategically located to economically service the limousine market. SCB, because of its Midwest location, provides the Company with the opportunity to economically support customers located in the Midwestern, Southeastern and Western region of the United States. SCB's Midwestern location also provides the Company significant operating expense advantages due to lower labor and occupancy costs. CTMC's New York presence allows the Company to support the lucrative Northeastern market. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines, which represent approximately ninety percent (90%) of the market, and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses.

After our acquisition of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes and focus on specialty vehicles, the Company plans on expending $2.0 million on research and development during the next twelve months.

The business strategy of the Company is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the premiere luxury limousine manufacturer in the marketplace. The Company sells its custom limousine chassis to limousine operators throughout the United States. The Company markets its limousines through tradeshows, print advertising and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis. The Company's two major suppliers are Ford Motor Company and General Motors Corporation, which provide the chassis for the Lincoln Town Car and the Cadillac products that the Company then manufactures into a modified vehicle under the QVM and CMC agreements. The Company believes that their relationship with these major suppliers is in good standing at this time and that the supply of chassis inventory is adequate to meet our operating needs.


The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally and externally generated equity capital, as sources of expansion capital. We believe this gives us a competitive advantage from other manufacturers in our industry who do not have access to these capital markets.

The Company has secured lines of credit for funding floor plan liabilities. CTMC secured a line of credit totaling $1.6 million for the purchase of chassis inventory from a local dealership. The line of credit will be utilized by CTMC to fund the purchase of chassis for production.

FINANCIAL CONDITION FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

ASSETS

Cash and cash equivalents. Cash and cash equivalents increased from zero at December 31, 2002 to $91,565 at December 31, 2003, an increase of $91,565, primarily as a result of the Company acquiring CTMC effective September 1, 2003 through a reverse merger and SCB effective December 31, 2003.

Supply inventory. Supply inventory increased from zero at December 31, 2002 to $1.3 million at December 31, 2003, an increase of $1.3 million, primarily as a result of the Company acquiring SCB, effective December 31, 2003 totaling $946,567. In addition, CTMC acquired approximately $133,000 of raw materials inventory effective December 31, 2003 as part of a settlement with a related party.

Total current assets. Total current assets increased from zero at December 31, 2002 to $1.5 million at December 31, 2003, an increase of $1.5 million, primarily related to the supply inventory discussed above.

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

LIABILITIES

ACCRUED WAGES. Accrued wages decreased from zero at December 31, 2002 to $32,921 at December 31, 2003, primarily relating to the operations of CTMC.

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

NOTES PAYABLE-RELATED PARTIES. Notes payable-related parties increased from zero at December 31, 2002 to $613,659 at December 31, 2003, a increase of $613,659 primarily related to notes payable - related parties totaling $613,659 pertaining to the acquisition of SCB effective December 31, 2003, specifically relating to the chassis inventory financed.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from zero at December 31, 2002 to $1.7 million at December 31, 2003, an increase of $1.7 million, primarily as a result of the Company related to the acquisition of CTMC and SCB. In addition, the Company funded operations through increased accounts payable and related party accounts payable.

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

In addition, during 2004 SCB expects to secure funding from one of the major floor plan providers totaling $2.0 million for the purchase of chassis vehicles for production.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

      Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception), however they did not commence operations until April 1, 2003, thus, no activity has been presented for the three months ended March 31, 2003.

GROSS REVENUES. Gross revenues were $1.1 million for the year ended December 31, 2003, primarily as a result of the Company acquiring CTMC through a reverse merger effective September 1, 2003 and the gross revenues for the period reflect revenues from inception January 8, 2003 through December 31, 2003 for CTMC.

COSTS OF GOODS SOLD. Costs of goods sold increased was $1.4 million for the year ended December 31, 2003, as a result of the Company acquiring CTMC through a reverse merger effective September 1, 2003 and the costs of goods sold for the period reflect costs from inception January 8, 2003 through December 31, 2003.

OPERATING EXPENSES. Operating expenses were $1.4 million for the year ended December 31, 2003 relating to expenses associated with Coach from September 1, 2003 and CTMC from January 8, 2003 (inception).

General and administrative expenses were $462,998 for the year ended December 31, 2003, as a result of the Company acquiring CTMC effective September 1, 2003 through a reverse merger and the general and administrative expenses for the period reflect expenses from January 8, 2003 through December 31, 2003 for CTMC and Coach from September 1, 2003 through December 31, 2003. Depreciation and amortization expense reflected amortization of deferred rent of $9,600 for the year ended December 31, 2003. During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized approximately $550,000 of amortization of deferred compensation relating to this issuance. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company which included approximately $550,000 of deferred compensation for the year ended December 31, 2003 and approximately $260,000 which was included in the retained deficit at the time of the reverse merger with CTMC. The $260,000 represented services rendered prior to the reverse merger with CTMC. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

NET (LOSS). Net loss was $1.7 million for the year ended December 31, 2003, primarily due to the operations of CTMC for the period from January 8, 2003 (inception) through December 31, 2003 and the amortization of deferred compensation of approximately $550,000 for Coach.

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

Consolidated balance sheet at December 31 December 31, 2003

Consolidated statement of operations for the period from January 8, 2003 (inception) to December 31, 2003

Consolidated statement of shareholders' equity for the period from January 8, 2003 (inception) to December 31, 2003

Consolidated statement of cash flows for the period from January 8, 2003 (inception) to December 31, 2003

Notes to consolidated financial statements for the period from January 8, 2003 (inception) to December 31, 2003

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The director and executive officer as of December 31, 2003 is as follows:

NAME                             AGE      POSITION
-------------------------------- -------- ---------------------------------------------------------------------------
Francis O'Donnell                45       Chairman of the Board, Chief Executive Officer/Chief Accounting
                                          Officer
-------------------------------- -------- ---------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid over the past three fiscal years with respect to our "named executive officers" as that term is defined by the under SEC.

                                    Annual Compensation                              Long Term Compensation
                                 --------------------------   ----------------------------------------------------------------------
                                                                         Awards                              Payouts
                                                              ----------------------------  ----------------------------------------
                                                                                              Securities
                                                                                Restricted    Underlying
                                                               Other Annual       Stock        Options/     LTIP        All Other
Name and Principal Position      Year     Salary      Bonus    Compensation      Award(s)      SARs (#)    Payouts    Compensation
----------------------------    ------  ---------  ----------  ------------    -----------  -------------  -------  ----------------
Francis O'Donnell                 2003     --          --          --          965,450(1)            --       --           --
   Chief Executive Officer
                                  2002     --          --          --              --                --       --           --


Susan Weisman                     2003     --          --          --              --                --       --           --
   Chief Financial Officer
                                  2002     --          --          --              --                --       --           --

                                  2002   $130,000      --          --              --                --       --        20,068(2)
Dave Mullikin,                    2001   $233,910      --          --              --             6,309(3)    --           --
   Former Chief Executive
   Officer

                                  2002   $104,167      --          --              --                --       --        9,800(2)
Brad Cohen,                       2001   $212,500(3)   --          --              --             4,842(3)    --           --
   Former Chief Financial
   Officer

(1) Mr. O'Donnell received 1,405,000 shares of common stock on August 26, 2003 valued at $0.45 a share, for past and future consulting services to the Company. The value of the issuance of stock was $632,250. In addition, companies that Mr. O'Donnell controls have settled outstanding liabilities with the Company through the issuance of an aggregate of 1.1 million shares of common stock, as of August 26, 2003, valued at $0.45 per share reflecting a loss to the Company totaling $333,200.
(2) Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company's option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen was terminated effective with his resignation on May 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.
(3) The Company issued 1,493 shares of common stock to Brad Cohen and 1,493 shares of common stock to Dave Mullikin, pursuant to their employment agreements.

OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

      There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      We do not have any outstanding stock options or stock appreciation rights.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

      We do not have any Long-Term Incentive Plans.

COMPENSATION OF DIRECTORS

      We currently have one director. There are no standard arrangements pursuant to which the Company's directors are compensated for their services as directors. No additional amounts are payable to the Company's directors for committee participation or special assignments. We currently do not have any committees.

      There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31.2003, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 9600 W. Sample Road, Suite 505, Coral Springs, Florida 33065.

                                                               NUMBER OF
                                                               SHARES OF      PERCENT OF
                 NAME OF BENEFICIAL OWNER                     COMMON STOCK      CLASS
------------------------------------------------------------ --------------- -------------
Francis O'Donnell,                                            4,966,066 (1)      50.75(2)
   Chief Executive Officer, Director

   All Officers and Directors as a group (4 persons)              4,966,066         50.75

(1) Includes: 4,966,066 shares owned: 283,000 shares shares owned directly by Francis O'Donnell; 188,333 by Innovative Consulting LLC, all of which Francis O'Donnell may be deemed to beneficially own under Rule 13d-3; 60,533 shares owned by International Equities and Finance LLC, all of which Francis O'Donnell may be deemed to beneficially own under Rule 13d-3; 1,800,000 shares owned by Springfield Coach Industries Corporation, all of which Francis O'Donnell may be deemed to beneficially own under Rule 13d-3 and 1,022,500 shares owned by investors in Elm Street Partners, all of which Francis O'Donnell retains voting control. The voting rights for these shares of common stock collectively are maintained by Francis O'Donnell.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CTMC leases approximately 30,000 square feet of space located in Bohemia, New York, FCW Realty, a related party, pursuant to a lease agreement which expires in December 2007. Our annual rent under the lease is $288,000, for the remainder of the term. CTMC uses the space as its executive offices and manufacturing plant. The lease is non-cancelable. The lease term, as amended, expires in December 2007 with payments commencing in July 2003.

      The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. On December 31, 2003, the Company acquired the equipment and inventory of Springfield for $859,147. The transaction was settled through a mortgage on property owned by FCW Realty, a related party. The mortgage is not a liability of the Company and was considered an equity contribution from the related party.

      During the year ended December 31, 2003, the Company issued 1,405,000 shares of common stock to Francis O'Donnell for future consulting services. The total value of these agreements is $632,250 to settle past services, as well as future services to the Company. The shares of common stock were issued with a three month restriction. The agreements are for consulting services for 2 years.

      On August 26, 2003, the Company settled a related party payable of $65,000 with Innovative Consulting Group, a company controlled by Francis O'Donnell, whereby the Company issued 433,333 shares of restricted common stock in settlement of that payable.

      On August 26, 2003, the Company settled a related party payable with International Equities and Finance, LLC, a company controlled by Francis O'Donnell, whereby the Company issued 677,333 shares of restricted common stock in settlement of outstanding payable amounts owed of $101,600.

      Related party accounts payable totaled $305,739 at December 31, 2003. The amount pertains to amounts funded by Elm Street Partners, a company controlled by Francis O'Donnell, for professional fees and cash flow requirements of Coach, CTMC and SCB.

      Notes payable- related parties totals $613,659 due to the John Baumgartner, the former owner of Springfield, as of December 31, 2003. Those balances pertain to the chassis inventory purchased at acquisition. The Company borrowed the money to purchase chassis inventory as a part of its acquisition of SCB.

      Mr. Mullikin was a director of SearchHound.com, Inc. and was its acting Chief Executive Officer, prior August 22, 2003. The net book value of the net assets sold approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of a portion of the then outstanding principal balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2003, prior to the reverse merger with CTMC.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants

Consolidated balance sheet at December 31 December 31, 2003

Consolidated statements of operations for the period from January 8, 2003 (inception) through December 31, 2003

Consolidated statements of shareholders' equity for the period from January 8, 2003 (inception) through December 31, 2003

Consolidated statements of cash flows for the period from January 8, 2003 (inception) through December 31, 2003

Notes to consolidated financial statements for period from January 8, 2003 (inception) through December 31, 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of Coach Industries Group, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Coach Industries Group, Inc. f/k/a SearchHound.com Inc. (a Nevada corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 8, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coach Industries Group, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the period from January 8, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States. The financial statements referred to above have been restated to account for the acquisition of the Commercial Transportation Manufacturing Corporation as a reverse merger further described in Note 2 to the consolidated financial statements.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida
March 22, 2004 and July 1, 2004, with respect to Note 2

                          COACH INDUSTRIES GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31, 2003
                                                                     ------------------
                               ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents...................................   $           91,565
      Accounts receivable, net....................................               12,939
      Due from Related party accounts receivable..................               31,593
      Supply inventory............................................            1,310,483
      Prepaid expenses and other current assets...................               57,680
                                                                      ------------------
              Total current assets................................            1,504,260
                                                                      ------------------
    PROPERTY AND EQUIPMENT, net...................................              901,865
    GOODWILL......................................................            2,186,595
                                                                      ------------------
                                                                     $        4,592,720
                                                                      ==================
                LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable and accrued expenses.......................   $          367,669
      Related party accounts payable                                            305,739
      Deferred rent ..............................................              115,200
      Warranty reserve............................................               20,535
      Customer deposits...........................................              230,273
      Accrued wages...............................................               32,921
      Notes payable - related parties.............................              613,659
                                                                      ------------------
              Total current liabilities...........................            1,685,996
                                                                      ------------------
    COMMITMENTS AND CONTINGENCIES
    SHAREHOLDERS' EQUITY:
    Common stock $0.001 par value; 50,000,000 shares authorized
    9,785,531 issued and outstanding..............................                9,785
    Additional paid in capital....................................            5,360,228
    Accumulated deficit...........................................          (1,743,290)
      Treasury stock, 1.6 million shares at cost..................            (720,000)
                                                                      ------------------
              Total shareholders' equity..........................            2,906,723
                                                                      ------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $        4,592,720
                                                                      ==================

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE PERIOD FROM INCEPTION (JANUARY 8, 2003) THROUGH DECEMBER 31, 2003


               REVENUES                                 $      1,068,487
               COST OF GOODS SOLD                              1,411,058
                                                           --------------
                 GROSS LOSS                                     (342,571)
                                                           --------------

               OPERATING EXPENSES:
                 General and
                    Administrative............                   463,099
                  Sales and marketing ........
                                                                  47,999
                  Rent........................                   259,200
                  Other.......................                    80,055
                   Amortization of deferred
                   Compensation...............                   550,366
                                                           --------------
                   Total operating expenses...                 1,400,719
                                                           --------------
               Loss before income taxes                       (1,743,290)
                                                           --------------
               Income taxes...................                        --
                                                           --------------
               NET LOSS.......................          $     (1,743,290)
                                                           ==============
               Basic and diluted net income
                 (loss) per share :

               Net Loss per share.............          $          (0.79)
                                                           ==============
               Basic and diluted weighted average
               common shares outstanding......                 2,219,699
                                                           ==============

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                           UNEARNED
                                                ADDITIONAL                                               COMPENSATION
                                                   PAID                                       OTHER       RESTRICTED
                         COMMON STOCK               IN        ACCUMULATED     TREASURY    COMPREHENSIVE     STOCK
                      SHARES       AMOUNT         CAPITAL       DEFICIT         STOCK         INCOME        GRANTS            TOTAL
                    ---------------------------------------------------------------------------------------------------------------
BALANCE,            $            $              $             $              $              $             $             $
December 31, 2002
Issuance of
common stock
capitalization
of CTMC                 1,450              0        580,500                                                                 580,500
Recognition of
unearned
compensation -
restricted stock
                           --            --         550,366            --             --             --            --       550,366
Reclassification
of common stock
related to the
reverse merger
of Coach and
CTMC
                    3,184,081          3,185         (3,185)           --             --             --            --            --
Issuance of
common stock
upon  reverse
merger of CTMC
                    3,000,000          3,000         (3,000)           --             --             --            --            --
Issuance of
common stock
into treasury
for settlement
of a pending
acquisition         1,600,000          1,600        718,400            --       (720,000)            --            --            --
Issuance of
common stock
upon
acquisition of
SCB                 2,000,000          2,000      2,658,000            --             --             --            --     2,660,000
Contribution of
inventory and
raw materials              --             --        859,147            --             --             --            --       859,147
      Net loss                                                 (1,743,290)                                               (1,743,290)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2003   9,785,531    $     9,785    $ 5,360,228   $(1,743,290)   $  (720,000)   $        --   $        --   $ 2,906,723

                    ===============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................. $1,743,290)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.......................     (9,600)
    Amortization of deferred compensation ..............     550,366
    Changes in operating assets and liabilities:
      Accounts receivable...............................    (12,939)
      Inventory.........................................   (230,117)
      Prepaid expenses and other........................    (57,680)
      Deferred Rent ....................................     124,800
      Accounts payable and accrued expenses.............     394,406
      Other current assets..............................
       Warranty reserve ................................      20,535
       Customer deposits................................     223,273
                                                          -----------
            Net cash provided by (used in) operating
              activities................................    (740,246)
                                                          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ...............      (1,877)
  Capitalization of CTMC ...............................     580,500
  Cash received from business acquisitions, net.........      24,042
                                                          -----------
            Net cash used in investing activities.......     602,665
                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Related party accounts payable, net...................     229,146
                                                          -----------
            Net cash (used in) financing
              Activities................................     229,146
                                                          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      91,565
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............          --
                                                          -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.................. $    91,565
                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 2003

1.  BACKGROUND

OVERVIEW

Coach is a holding company which manufactures luxury limousines, specialty vehicles and limousine buses through its various operating subsidiaries. We currently have two subsidiaries. Commercial Transportation Manufacturing Corporation ("CTMC") focuses on manufacturing specialty vehicles and limousine buses. Springfield Coach Industries Corporation, Inc. ("SCB"), SCB focuses on manufacturing Lincoln Town Car limousines and Ford Excursion limousines.

HISTORY

On June 1, 2000, pursuant to an Agreement and Plan of Business Combination, dated as of April 14, 2000, PAN International Gaming, Inc., a Nevada corporation ("PAN"), purchased all of the issued and outstanding capital stock of SearchHound.com 2000, Ltd., a Nevada corporation, from their 22 record holders for an aggregate of 50,373 shares of its common stock, which was approximately 71% of the issued and outstanding shares of PAN International Gaming, Inc. The amount of consideration paid and received was negotiated by the parties to the Plan of Business Combination. On June 6, 2000, after the merger, PAN changed its name to SearchHound.com, Inc. ("Searchhound")

Pursuant to a Stock Purchase Agreement, dated as of May 4, 2000, effective July 11, 2000, Searchhound purchased all of the issued and outstanding capital stock of SoloSearch.com, Inc., a Missouri corporation ("SoloSearch"), from Cohen Capital Technologies, L.L.C., a Missouri limited liability company, Kirk C. Reivich, an individual, and October Capital, L.L.C., a Missouri limited liability company, for an aggregate of 18,097 shares of common stock and an aggregate of $300,000 in cash. The foregoing transaction resulted in the issuance of 20.3% of the issued and outstanding shares of PAN. The amount of consideration paid and received was negotiated by the parties to the Stock Purchase Agreement.

Prior to June 1, 2000, SearchHound was not engaged in substantial operating activities and there were no revenues or business operations. In 2002, Searchound's Board of Directors changed its strategy due to poor operating conditions and operating results in its primary businesses coupled with difficulties in raising capital through debt and equity sources. The Board of Directors adopted the new strategy during 2002, which committed to the disposal of all of its current assets and businesses and to seek a merger or acquisition candidate with better financial resources. By early 2003, the Board of Directors of Searchhound had successfully disposed of all of the assets and all of the liabilities of the company.

On August 22, 2003, the Company held its Annual Meeting of Shareholders, whereby the shareholders voted to amend the Articles of Incorporation to change the name of the company from Searchound.com to Coach Industries Group, Inc.

GENERAL

Through our subsidiaries, we manufacture luxury limousines, specialty vehicles and limousine buses. Coach's principal executive offices are located in Coral Springs, Florida. We are one of seven limousine manufacturers in the limousine manufacturing industry operating under agreements with Ford Motor Company and General Motors Corporation. The Company's long-term strategy is to offer and expand our array of specialty vehicles and limousines and to offer and expand financial services to existing customers, other limousine operators and others outside of the limousine business. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services.

On September 1, 2003, we acquired CTMC through a reverse merger. Coach issued 3 million shares of common stock to CTMC in a stock for stock exchange. CTMC's principal executive offices are located in Bohemia, New York. CTMC's operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. The operation is housed in a 30,000 square foot manufacturing facility with approximately 27 employees involved in the direct manufacture of the various modified chassis. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. CTMC's New York presence allows the Company to support the lucrative Northeastern market.

On December 31, 2003, Coach, through SCB, newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. ("Springfield"). The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. SCB's principal executive offices are located in Springfield, Missouri.

After our acquisition of Springfield, we determined that the production of the various vehicles previously manufactured by Springfield and CTMC needed to be segregated to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. Accordingly, since January 2004, SCB manufactures the Lincoln Town Car limousines, which represent approximately ninety percent (90%) of the limousine market and the Ford Excursion limousines. CTMC manufactures our specialty vehicles and limousine buses.

SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB, because of its Midwest location, provides us with the opportunity to economically support customers located in the Midwestern, Southeastern and Western region of the United States. SCB's Midwestern location also provides the Company significant operating expense advantages due to lower labor and occupancy costs. SCB's operations consists of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines The operations is housed in a 45,000 square foot manufacturing facility with 38 employees involved in the direct manufacture of the modified chassis. Management believes that the acquisition of Springfield enabled the Company's to use its existing sales force, engineering expertise and management to enter the Midwestern and Western United States limousine markets. Coach was able to assume the existing lease for the manufacturing facility in Springfield, Missouri, which increased its manufacturing capacity and reduced the cost of distribution in those markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Effective September 1, 2003, the Company through a reverse merger with CTMC, has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as discussed in more detail below. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception), however they did not commence operations until April 1, 2003. All significant inter-company balances and transactions have been eliminated.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Commercial Transportation Manufacturing, Inc. (the "Transaction") and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company, Coach Industries Group, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid - in Capital by the same amount.

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

ADVERTISING

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2003 were approximately $6,600.

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

STOCK SPLIT

On August 26, 2003, prior to the reverse merger, the Company effected a 1-for-4 stock split of each outstanding share of common. All share data has been restated to reflect the stock split.

RECENT ACCOUNTING PRONOUNCEMENTS

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

4.  SUPPLY INVENTORY

Supply inventory consist of the following components as of December 31, 2003:

Vehicle Chassis                                                $     952,948
Parts                                                                357,535
                                                                -------------
                                                               $   1,310,483
                                                                =============

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
                                 ====================

Rental expense under all operating leases totaled approximately $259,200 for the years ended December 31, 2003, that includes amortization of deferred rental expense of approximately $9,600 for the years ended December 31, 2003.

As of December 31, 2003 the Company had receivable balances for approximately $31,593 due from related parties, respectively.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. Effective December 31, 2003, the Company acquired the equipment and inventory for $859,147. The transaction was settled through a mortgage on property owned by a related party. The mortgage is not a liability of the Company and was considered an equity contribution from the related party.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized approximately $550,000 of amortization of deferred compensation relating to this issuance. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company which included approximately $550,000 of deferred compensation for the year ended December 31, 2003 and approximately $260,000 which was included in the retained deficit at the time of the reverse merger with CTMC. The $260,000 represented services rendered prior to the reverse merger with CTMC. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

Related party accounts payables totaled $305,739 at December 31, 2003 which were due for funding professional fees and cash flow requirements of CTMC and SCB.

Notes payable - related parties totaled $613,659 at December 31, 2003 due to the former owner of SCB at December 31, 2003, specifically relating to chassis inventory purchased at acquisition.

6. ACQUISITIONS

On September 1, 2003, the Company acquired, through a reverse merger CTMC, a New York corporation specializing in the manufacturing and selling of limousines, was merged. The Company issued a stock for stock exchange of 3 million shares of common stock.

Effective December 31, 2003 the Company acquired certain assets and liabilities from SCB. The acquisition is valued at $2.66 million based on 2 million shares of common stock, valued at $1.33 per share on November 6, 2003. Management believes that the acquisition of certain assets and liabilities of SCB enabled the entree into the Midwestern and Western Markets through the Company's existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, which increased our manufacturing capacity and reduced our costs of our existing distribution in those markets.

The following is pro forma information for the year ended December 31, 2003, as if the reverse acquisition of Coach were consummated on January 1, 2003. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

                                                                          FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                          ------------------------------------
                                                                             HISTORICAL               PRO FORMA
                                                                             ----------               ---------
        Revenue...................................................   $          1,068,487      $       1,068,487
        Net income (loss).........................................   $        (1,743,290)      $     (2,148,279)
                                                                        ==================        ===============
        Basic and diluted net income (loss) per share.............   $             (0.79)      $          (0.41)
                                                                        ==================        ===============
        Basic and diluted weighted average shares outstanding.....              2,219,699              5,219,699
                                                                        ==================        ===============

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2003, as a result of the business acquisitions:

                                                               COACH                       SCB                     TOTAL
                                                               -----                       ---                     -----
Non-cash assets (liabilities):
  Current assets.............................       $                     --  $                   946,567  $           946,567
  Property and equipment.....................                             --                      174,741              174,741
  Goodwill...................................                             --                    2,186,595            2,186,595
  Current liabilities........................                             --                     (671,945)            (671,945)
                                                       ------------------------------------------------------------------------
  Net non-cash assets acquired...............                             --                    2,635,958            2,635,958
  Less: common issued........................                             --                   (2,660,000)          (2,660,000)
                                                       ------------------------------------------------------------------------

Cash received from business acquisitions, net       $                     --  $                   (24,042) $           (24,042)
                                                       ========================================================================

                                                        As of
                                                     December 31,
Non cash financing/investing activities:                2003
                                                 --------------------
Contributed inventory and property and
equipment as contributed capital                             859,147
Issuance of restricted stock related to
     deferred compensation                                   550,366
Issuance of treasury stock                                   720,000

8. SHAREHOLDERS' EQUITY

STOCK TRANSACTIONS:

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized $810,000 of amortization of deferred compensation relating to this issuance. The shares of common stock were issued to these individuals with a three month restriction.

On September 1, 2003, the Company acquired, through a reverse merger CTMC, a New York corporation specializing in the manufacturing and selling of limousines, was merged. The Company issued a stock for stock exchange of 3 million shares of common stock.

Effective December 31, 2003 the Company acquired certain assets and certain liabilities from SCB. The acquisition is valued at $2.66 million based on 2 million shares of common stock, valued at $1.33 per share on November 6, 2003.

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
                                    ====================

PART II   OTHER INFORMATION

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

                                    Exhibits

3.1   Articles of Incorporation (1)

3.2   Bylaws (1)

14.1  Code of Ethics (2)

10.1 Form of Cadillac Master CoachBuilder Agreement with General Motors Corporation.

10.2 Quality Vehicle Modifier Agreement between Commercial Transportation Manufacturing Corporation and Ford Motor Company, dated as of March 23, 2004.

10.3 Common Stock Purchase Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of May 19, 2004. (3)

10.4 Registration Rights Agreement between Registrant and Fusion Capital Fund II, LLC, dated as of May 19, 2004.(3) 23.1 Consent of Independent Auditor.
      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

----------
      (1) Previously filed as an exhibit to our Registration Statement on form S-8 filed with the SEC on April 26, 2000, and incorporated herein by this reference.

      (2) Previously filed as an exhibit to our report on form 10-KSB filed with the SEC on March 25, 2004, and incorporated herein by this reference.

      (3) Previously filed as an exhibit to our report on form 8-K filed with the SEC on June 3, 2004, and incorporated herein by this reference.
            B. Reports on Form 8-K

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

On November 18, 2003, the Registrant announced that the acquisition of Springfield Coachbuilders, Inc., through its wholly owned subsidiary, Springfield Coach Industries Corporation, Inc., a Missouri Corporation. The Definitive Agreement underlying the acquisition of all the assets of Springfield Coachbuilders, Inc. will formally close upon completion of an appraisal of all the assets.

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

                                            Coach Industries Group, Inc.

                                                By /s/ Francis O'Donnell
                                          ------------------------------
                                                 Chief Executive Officer

                                                   Date: August 13, 2004

                                                     By/s/ Susan Weisman
------------------------------------------------------------------------
                                                Chief Accounting Officer
                                                   Date: August 13, 2004