Form 10QSB/A
period 2004-03-31
COACH INDUSTRIES GROUP INC
filed 2004-08-13
CIK 791115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   AMENDMENT 1

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

              TITLE                      SHARES OUTSTANDING AS OF APRIL 30, 2004
--------------------------------------------------------------------------------
 Common Stock, $0.001 par value                          9,785,531

                          COACH INDUSTRIES GROUP, INC.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated condensed balance sheets at March 31, 2004 and December 31, 2003

Consolidated condensed statements of operations for the Three Months ended March 31, 2004 Consolidated condensed statements of cash flows for the Three Months ended March 31, 2004

Notes to consolidated condensed financial statements for the three months ended March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures


PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            MARCH 31,      DECEMBER 31,
                                                             2004             2003
                                                          (UNAUDITED)
                                                          -----------      -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................     $     4,226      $    91,565
  Accounts receivable, net ..........................         471,892           12,939
  Supply inventory ..................................       1,847,417        1,310,483
 Due from related party accounts receivable .........         171,517           31,593
  Prepaid expenses and other current assets .........          81,380           57,680
                                                          -----------      -----------
          Total current assets ......................       2,576,432        1,504,260
                                                          -----------      -----------
PROPERTY AND EQUIPMENT, net .........................         858,601          901,865
GOODWILL ............................................       2,186,595        2,186,595
                                                          -----------      -----------
                                                          $ 5,621,628      $ 4,592,720
                                                          ===========      ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .............     $ 1,024,701      $   367,669
  Related party accounts payable ....................              --          305,739
  Deferred rent .....................................         108,000          115,200
  Warranty reserve ..................................          31,189           20,535
  Customer deposits .................................          37,000          230,273
  Accrued wages .....................................         136,709           32,921
  Note payable - related parties ....................         823,494          613,659
  Line of credit ....................................         292,440               --
                                                          -----------      -----------
          Total current liabilities .................       2,453,533        1,685,996
                                                          -----------      -----------
OTHER LIABILITIES:
Related party payables - convertible ................         839,632               --
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $0.001 par value; 50,000,000 shares
authorized;  9,785,531 shares issued and outstanding,
respectively ........................................           9,785            9,785
Additional paid in capital ..........................       5,360,228        5,360,228
 Accumulated deficit ................................      (2,321,550)      (1,743,290)
Treasury stock, 1.6 million shares at cost ..........        (720,000)        (720,000)
                                                          -----------      -----------
          Total shareholders' equity ................       2,328,463        2,906,723
                                                          -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $ 5,621,628      $ 4,592,720
                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)



REVENUES ....................................................     $ 4,183,964
COST OF GOODS SOLD ..........................................       3,284,317
                                                                  -----------
  GROSS PROFIT ..............................................         899,647
                                                                  -----------

OPERATING EXPENSES:
   General and Administrative ...............................         425,185
   Research and development .................................         747,665
   Sales and marketing ......................................         187,877
   Rent .....................................................          98,282
   Interest expense .........................................          18,898
                                                                  -----------
    Total operating expenses ................................       1,477,907
                                                                  -----------
Loss before income taxes ....................................        (578,260)
                                                                  -----------
Income taxes ................................................              --
                                                                  -----------
NET (GAIN) LOSS .............................................     $  (578,260)
                                                                  ===========
Basic and diluted net (loss) per share:
 Net loss per share .........................................     $     (0.07)
                                                                  ===========
Basic and diluted weighted average common shares
  outstanding ...............................................       8,185,531
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................     $(578,260)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ............................        46,522
    Warranty expense .........................................        14,111
    Charges to warranty reserve ..............................        (3,457)
    Changes in operating assets and liabilities:
      Accounts receivable ....................................      (458,953)
      Accounts receivable - related parties ..................      (139,924)
      Inventory ..............................................      (536,934)
      Prepaid expenses and other .............................       (23,701)
      Accounts payable and accrued expenses ..................       760,819
      Customer deposits ......................................      (193,273)
      Related party payable ..................................       209,835
                                                                   ---------
            Net cash used in operating
              Activities .....................................      (903,215)
                                                                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets ..................................       (10,457)
                                                                   ---------
            Net cash used in investing activities ............       (10,457)
                                                                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party payables - convertible .........       533,893
  Borrowings from line of credit .............................       292,440
                                                                   ---------
            Net cash provided by financing
              Activities .....................................       826,333
                                                                   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................       (87,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............        91,565
                                                                   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................     $   4,226
                                                                   =========


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

RESTATEMENT OF FINANCIAL STATEMENTS

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and CTMC. (the "Transaction") and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company, Coach Industries Group, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid - in Capital by the same amount.


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

RESEARCH AND DEVELOPMENT COSTS

Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs. The Company expensed $747,665 of research and development costs for the three months ended March 31, 2004.

3. RELATED PARTY TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party.

Rental expense under all operating leases totaled approximately $98,282 for the three months ended March 31, 2004, respectively, that includes amortization of approximately $7,200 for the three months ended March 31, 2004 of deferred rental expense.

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

The Company has related party payables at December 31, 2003 to a related party of $305,739. This balance, as well as additional cash funding during the period were reclassified to related party payable - convertible as of March 31, 2004.

The Company has related party payables - convertible at March 31, 2004 and December 31, 2003 to a related party of $839,632 and zero, respectively. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to related party payable - convertible as of March 31,

2004. The related party payable will be converted for warrants and common stock based on the lowest stock price during the second quarter. These balances are anticipated to be converted in the second and third quarter of 2004.


4. LINE OF CREDIT

The Company has established a $1.6 million floor plan line of credit with a local dealership in New York. The dealership funds the purchase of chassis inventory, interest free for 90 days. The balance outstanding at March 31, 2004 was $292,440. Currently all chassis outstanding on the line of credit are under 90 days, thus no interest has been accrued for these chassis.


5. SUBSEQUENT EVENT

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of March 31, 2004 and December 31, 2003. On May 7, 2004, the Company signed a letter of intent to acquire all the common stock of Go Commercial Leasing Corporation. The deal is valued at $720,000. Effective July 9, 2004, the Company consummated this transaction and issued 423,529 common shares valued at $1.70, the stated market value on the date of close.

On July 8, 2004, the Company announced the formation of CFS which is intended to provide financial services to the luxury limousine industry and the high-end automobile industry at that time. Go Commercial was merged into CFS through a reverse merger, in a stock for stock exchange.

On May 19, 2004, the Company entered into a Purchase Agreement, with Fusion Capital pursuant to which Fusion Capital has agreed to purchase, subject to Coach's rights to reduce or suspend these purchases and terminate the agreement with Fusion Capital at any time, on each trading day, $12,500 of our common stock up to an aggregate purchase amount up to $6.0 million. The $6.0 million of common stock is to be purchased over a twenty four (24) month period, subject to a three (3) month extension or earlier termination at the discretion of the Company.

On June 1, 2004, the Company signed an agreement with Ford Motor Company, whereby, pending certain additional authorizations, the Company would receive a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory.

On August 6, 2004, the company signed a letter of intent to acquire Corporate Development Services, Inc., and its affiliated companies, whereby the company will issue a combination of stock and cash . The final terms of the agreement are contingent upon various factors, including completion of due diligence. The acquisition is anticipated to close during the third quarter.

On August 7, 2004, the Company signed an agreement with GE Commercial Distribution Finance Corporation, whereby pending certain additional authorizations, the Company would receive a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory.

                           FORWARD-LOOKING STATEMENTS

The following discussion contains, in addition to historical information, forward-looking statements regarding Coach Industries, Group, Inc. (the "Company", "CIGI" or "Coach"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACCOUNTING TREATMENT CHANGE:

After careful review and consideration, the Company has elected to treat the original transaction between Coach Industries Group, Inc., and CTMC as a reverse merger and not as a business combination from an accounting standpoint. The purpose for this filing is to restate the financial statements to reflect the accounting treatment change for recording this transaction.

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

                        THREE MONTHS ENDED MARCH 31, 2004
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and Springfield, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception), however they did not commence operations until April 1, 2003, thus, no activity has been presented for the three months ended March 31, 2003.

Summary Overview and Overall Business Strategy

COACH INDUSTRIES GROUP, INC. OVERVIEW AND BUSINESS STRATEGY

Coach is a holding company which, through its subsidiaries, manufactures luxury limousines, specialty vehicles and limousine buses and sells financial services and products related to its business through its various operating subsidiaries. The Company's long-term strategy is to offer and expand our array of specialty vehicles and limousines and to offer financial services to existing customers as well as other limousine operators. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services. We currently have two subsidiaries.

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

After our acquisition of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes and focus on specialty vehicles, the Company plans on expending $1.25 million on research and development during the next twelve months, in addition to the $747,665 already incurred for the three months ended March 31, 2004.

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

The Company has signed agreements with Ford Motor Company and GE Commercial Distribution Finance Corporation, both to provide, $2.0 million lines of credit for the purchase of chassis inventory. These agreements have not been put in place at this time however, so the purchase of chassis inventory has been and will continue to be made through related party funding arrangements. We believe that the line of credit with the supplier will be adequate to meet the funding requirements for the manufacturing facilities. In addition, the Company is negotiating with various lenders to provide floor plan financing for non-conforming chassis purchases and for vehicles that are built as showroom models. This will enable the sales force to present completed vehicles to their prospects in locations outside of the factory. In addition, Company has established a $1.6 million floor plan line of credit with a local dealership in New York. The dealership funds the purchase of chassis inventory, interest free for 90 days. The balance outstanding at March 31, 2004 was $292,440. Currently all chassis outstanding on the line of credit are under 90 days, thus no interest has been accrued for these chassis.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

LIQUIDITY AND CAPITAL RESOURCES. The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the period from January 8, 2003 (inception) through December 31, 2003 of $1.7 million and a net loss of $578,262 for the three months ended March 31, 2004. The Company has acquired certain assets and liabilities of Springfield effective December 31, 2003. The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

The Company acquired certain assets and liabilities of Springfield effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $2.0 million on research and development during the next twelve months, of which $747,665 has been incurred for the three months ended March 31, 2004.

In addition, the Company may incur expenses during the next twelve months due to the conversion of payables into common stock, funded by related parties to assist the Company's working capital requirements. The related party payable will be converted for warrants and common stock based on the lowest stock price during the second quarter. These balances are anticipated to be converted in the second and third quarter of 2004. At March 31, 2004, the balance of the related party payable was $839,632.

Effective December 31, 2003, the Company, through its wholly owned subsidiary, SCB, a Missouri corporation, consummated the acquisition of certain assets and liabilities of Springfield.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of March 31, 2004 and December 31, 2003. On May 7, 2004, the Company signed a letter of intent to acquire all the common stock of Go Commercial Leasing Corporation. The deal is valued at $720,000. Effective July 9, 2004, the Company consummated this transaction and issued 423,529 common shares valued at $1.70, the stated market value on the date of close.

On July 8, 2004, the Company announced the formation of CFS which is intended to provide financial services to the luxury limousine industry and the high-end automobile industry at that time. Go Commercial was merged into CFS through a reverse merger, in a stock for stock exchange.

On May 19, 2004, the Company entered into a Purchase Agreement, with Fusion Capital pursuant to which Fusion Capital has agreed to purchase, subject to Coach's rights to reduce or suspend these purchases and terminate the agreement with Fusion Capital at any time, on each trading day, $12,500 of our common stock up to an aggregate purchase amount up to $6.0 million. The $6.0 million of common stock is to be purchased over a twenty four (24) month period, subject to a three (3) month extension or earlier termination at the discretion of the Company.

On August 6, 2004, the company signed a letter of intent to acquire Corporate Development Services, Inc., and its affiliated companies, whereby the company will issue a combination of stock and cash. The final terms of the agreement are contingent upon various factors, including completion of due diligence. The acquisition is anticipated to close during the third quarter.

Related party payable - convertible increased from zero at December 31, 2003 to $839,632 at March 31, 2004. The increase relates to the reclassification of the $305,739 outstanding at December 31, 2003 from related party payable to convertible debt. The additional increase in the balance relates to cash funding requirements at CTMC and SCB as well as expenses funded by the related party for operating expenses at the parent level. The related party payable will be converted for warrants and common stock based on the lowest stock price during the second quarter. These balances are anticipated to be converted during the second and third quarters of 2004.

FINANCIAL CONDITION - MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

CURRENT ASSETS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $91,565 at December 31, 2003 to $4,226 at March 31, 2004, a decrease of $87,339, primarily due to the operations of CTMC and SCB utilizing cash resources to fund operations.

TOTAL CURRENT ASSETS. Total current assets increased from $1.5 million at December 31, 2003 to $2.6 million at March 31, 2004, an increase of $1.1 million, primarily as a result of the Company acquiring CTMC through a reverse merger and the acquisition of certain assets and liabilities of Springfield. The Company has increased operations during the three months ended March 31, 2004, thus increasing accounts receivable, net to $471,892, accounts receivable - related parties to $171,517 and supply inventory to $1.8 million compared to December 31, 2003 of $12,939, $31,593 and $1.3 million, respectively. Revenues for the three months ended March 31, 2004 were $4.2 million compared to $1.1 million for the year ended December 31, 2003, thus increasing the receivable and inventory balances.

GOODWILL. At December 31, 2003 and March 31, 2004, goodwill was $2.2 million, specifically related to the acquisition of certain assets and liabilities of Springfield, effective December 31, 2003. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. Management believes that the acquisition of certain assets and liabilities of Springfield enabled the Company's entree into the Midwestern and Western United States Markets through the Company's existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, MO which increased our manufacturing capacity and reduced the cost of distribution in those markets.

LIABILITIES

ACCRUED WAGES. Accrued wages increased from $32,921 at December 31, 2003 to $136,709 at March 31, 2004, an increase of $103,788, primarily due to the accrued wages relating to the operations of CTMC and SCB.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable increased from $367,669 at December 31, 2003 to $1.0 million at March 31, 2004, an increase of $657,032, primarily relating to the operations of CTMC and SCB. Both of these companies were fully operational for the three months ended March 31, 2004.

CUSTOMER DEPOSITS. Customer deposits decreased from $230,273 at December 31, 2003 to $37,000 at March 31, 2004. The customer deposits reflected the full costs of those cars that were not delivered until January 2004, primarily at CTMC.

RELATED PARTY PAYABLE. Related party payable decreased from $305,739 at December 31, 2003 to zero at March 31, 2004, a decrease of $305,739. The decrease related to the reclassification of this balance to related party payable - convertible.

NOTES PAYABLE-RELATED PARTIES. Notes payable-related parties increased from $613,659 at December 31, 2003, to $823,494 at March 31, 2004, an increase of
$209,835, primarily relating to the acquisition of certain assets and liabilities of Springfield. The notes payable - related parties is funding the purchase of chassis for the business.

LINE OF CREDIT. The line of credit increased from zero at December 31, 2003 to $292,440 at March 31, 2004, primarily related to a line of credit established by CTMC with a local dealership for the purchase of chassis for production.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from $1.7 million at December 31, 2003 to $2.5 million at March 31, 2004, an increase of $0.8 million. The increase is primarily attributed to operations of both CTMC and SCB, offset by the reclassification of related party payables to a convertible status.

RELATED PARTY PAYABLE - CONVERTIBLE. Related party payable - convertible increased from zero at December 31, 2003 to $839,632 at March 31, 2004. The increase relates to the reclassification of the $305,739 outstanding at December 31, 2003 from related party payable to convertible debt. The additional increase in the balance relates to cash funding needs at CTMC and SCB as well as expenses funded by the related party for operating expenses of Coach. See discussion above, regarding conversion of these shares.

RESULTS OF OPERATION MARCH 31, 2004 COMPARED TO MARCH 31, 2003

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

GROSS REVENUES. Gross revenues were $4.2 million for the three month period ended March 31, 2004 relating to the Company's acquisition of CTMC through a reverse merger effective September 1, 2003 and the Company acquiring certain assets and liabilities of Springfield effective December 31, 2003. Gross revenues for the period reflect revenues for both CTMC and SCB for the three months ended March 31, 2004.

COSTS OF GOODS SOLD. Costs of goods sold were $3.3 million for the three months ended March 31, 2004, primarily as a result of the Company acquiring CTMC through a reverse merger effective September 1, 2003 and acquiring certain assets and liabilities of Springfield effective December 31, 2003. The costs of goods sold for the three months ended March 31, 2004 reflect costs for both CTMC and SCB.

OPERATING EXPENSES. Operating expenses were $1.5 million for the three months ended March 31, 2004 specifically related to the operations of CTMC, SCB and Coach as described below.

General and administrative expenses were $425,185 for the three months ended March 31, 2004, primarily due to the operations of CTMC, Coach and SCB during 2004.

Research and development expenses for the three months ended March 31, 2004 were $747,665. After the acquisition of certain assets and liabilities of Springfield on December 31, 2003, we determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at the SCB and CTMC facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. Accordingly, in January 2004, the Company made a strategic decision for SCB to manufacture the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to manufacture specialty vehicles and limousine buses.

Sales and marketing expenses for the three months ended March 31, 2004 were $187,877. Both CTMC and SCB attend an annual trade show for limousine manufactures and operators. The sales and marketing expenses attributed to the trade show were approximately $100,000 and the remaining expenses were attributed to commissions paid on limousine sales.

Rent expense for the three months ended March 31, 2004 was $92,282. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

Interest expense for the three months ended March 31, 2004 was $18,898. Interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days.

NET LOSS. Net loss was $578,260 for the three months ended March 31, 2004, primarily due to research and development expenses incurred for the three months ended March 31, 2004. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses, the result was a charge for the three months ended March 31, 2004 of $747,665.

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



Coach Industries Group, Inc.

August 13, 2004           /s/ Francis O'Donnell
                          Francis O'Donnell,
                          Chief Executive Officer
                          (PRINCIPAL EXECUTIVE OFFICER)

August 13, 2004           /s/ Susan Weisman
                          Susan Weisman,
                          Chief Accounting Officer
                          (PRINCIPAL ACCOUNTING OFFICER)