Form 10QSB
period 2004-06-30
COACH INDUSTRIES GROUP INC
filed 2004-08-16
CIK 791115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE                                    SHARES OUTSTANDING AS OF August 2, 2004
--------------------------------------------------------------------------------
Common Stock, $0.001 par value                  11,321,445

                          COACH INDUSTRIES GROUP, INC.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated condensed balance sheets at June 30, 2004
and December 31, 2003

Consolidated condensed statements of operations for the three and six months ended June 30, 2004 and 2003 Consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2003

Notes to consolidated condensed financial statements for the three and six months ended June 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                          COACH INDUSTRIES GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            June 30,
                                                             2004        December 31,
                                                          (Unaudited)       2003
                                                          -----------    -----------
                               ASSETS
    CURRENT ASSETS:
  Cash and cash equivalents ...........................   $       945    $    91,565
  Accounts receivable, net ............................       417,980         12,939
  Supply inventory ....................................     2,717,046      1,310,483
  Due from related party accounts receivable ..........       736,341         31,593
  Prepaid expenses and other current assets ...........       237,950         57,680
                                                          -----------    -----------
          Total current assets ........................     4,110,262      1,504,260
                                                          -----------    -----------
PROPERTY AND EQUIPMENT, net ...........................       776,768        901,865
GOODWILL ..............................................     2,186,595      2,186,595
                                                          -----------    -----------
                                                          $ 7,073,625    $ 4,592,720
                                                          ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ...............   $ 1,184,514    $   367,670
  Related party accounts payable ......................            --        305,739
  Deferred rent .......................................       100,800        115,200
  Warranty reserve ....................................        31,872         20,535
  Customer deposits ...................................       101,500        230,273
  Accrued wages .......................................       193,570         32,921
  Note payable - related parties ......................     1,043,797        613,659
  Line of credit ......................................       346,352             --
                                                          -----------    -----------
          Total current liabilities ...................     3,002,405      1,685,997
                                                          -----------    -----------
OTHER LIABILITIES:
Convertible notes payable - related party .............     1,100,580             --
                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $0.001 par value; 50,000,000 shares
authorized;  11,171,445 and 9,785,531 shares issued and
outstanding, respectively .............................        11,171          9,785
Additional paid in capital ............................     6,940,685      5,360,228
Restricted stock - unearned compensation ..............      (474,583)            --
 Accumulated deficit ..................................    (2,786,633)    (1,743,290)
Treasury stock, 1.6 million shares at cost ............      (720,000)      (720,000)
                                                          -----------    -----------
          Total shareholders' equity ..................     2,970,640      2,906,723
                                                          -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............   $ 7,073,625    $ 4,592,720
                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.


                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                               For the Three Months Ended     For the Six Months Ended
                                  June 30, (Unaudited)          June 30, (Unaudited)
                               --------------------------    --------------------------
                                  2004           2003           2004           2003
                               -----------    -----------    -----------    -----------

REVENUES ...................   $ 4,947,847    $   208,377    $ 9,131,811    $   208,377
COST OF GOODS SOLD
                                 4,395,559        197,934      7,679,874        197,934
                               -----------    -----------    -----------    -----------
  GROSS PROFIT .............       552,288         10,443      1,451,937         10,443
                               -----------    -----------    -----------    -----------

OPERATING EXPENSES:

  General and Administrative       462,950        141,970        888,135        141,970

Research and development ...            --             --        747,665             --

Amortization of deferred
compensation ...............       383,917             --        383,917             --
  Sales and marketing ......        93,328         78,487        281,205         78,487

  Rent .....................        43,033        133,000        141,315        133,000

Interest expense ...........        33,454             --         52,352             --
                               -----------    -----------    -----------    -----------


 Total operating expenses ..     1,016,682        353,457      2,494,589        353,457
                               -----------    -----------    -----------    -----------

Loss before income taxes ...      (464,394)      (343,014)    (1,042,652)      (343,457)
                               -----------    -----------    -----------    -----------

Income taxes ...............            --             --             --             --
                               -----------    -----------    -----------    -----------

NET LOSS ...................   $  (464,394)   $  (343,014)   $(1,042,652)   $  (343,014)
                               ===========    ===========    ===========    ===========
Basic and diluted net
  (loss) per share:
 Net loss per share ........   $     (0.07)   $     (0.32)   $     (0.13)   $     (0.36)
                               ===========    ===========    ===========    ===========

Basic and diluted weighted
average common shares
outstanding ................     8,185,531      1,088,159      8,185,531        960,110
                               ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.


                          COACH INDUSTRIES GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                  For the Six Months Ended June 30, (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                           2004            2003
                                                        -----------    -----------

  Net loss ..........................................   $(1,042,652)   $  (343,014)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ...................        93,087             --
     Amortization of deferred compensation ..........       383,917             --
    Warranty expense ................................        31,436             --
    Charges to warranty reserve .....................       (20,099)            --
    Changes in operating assets and liabilities:
      Accounts receivable ...........................      (405,041)       (90,609)
      Related party accounts, net ...................      (274,610)        (7,818)
      Inventory .....................................    (1,406,563)      (488,376)
      Prepaid expenses and other ....................      (180,270)       (89,140)
      Accounts payable and accrued expenses .........       977,498        553,607
      Customer deposits .............................      (128,773)       (12,500)
                                                        -----------    -----------
            Net cash used in operating
              Activities ............................    (1,972,073)      (477,850)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Reimbursement of leasehold improvements .............        93,000             --
 Acquisition of fixed assets ........................       (75,390)        (1,150)
                                                        -----------    -----------
            Net cash provided by investing activities        17,610         (1,150)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock ..........................       (95,000)            --
Cash contribution ...................................            --        479,000
Proceeds from convertible debt - related party ......     1,612,491             --
Borrowings from line of credit ......................       346,352             --
                                                        -----------    -----------
            Net cash provided by financing
              Activities ............................     1,863,843        479,000
                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                            (90,620)            --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                             91,565             --
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $       945    $        --
                                                        ===========    ===========


The accompanying notes are an integral part of these financial statements.

                          COACH INDUSTRIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            For the Three and Six Months Ended June 30, 2004 and 2003

1.  Background

Overview

Coach Industries Group, Inc. ("Coach" or the "Company") is a holding company which manufactures luxury limousines, specialty vehicles and limousine buses and sells financial services and products related to its business through its various operating subsidiaries. We currently have three subsidiaries. Commercial Transportation Manufacturing Corporation ("CTMC") focuses on manufacturing specialty vehicles and limousine buses. Springfield Coach Industries Corporation, Inc. ("SCB"), SCB focuses on manufacturing Lincoln Town Car limousines and Ford Excursion limousines and Coach Financial Services ("CFS"), CFS provides financial services to the transportation industry, through lease financing and providing other financial products to the industry.

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

General

Through our subsidiaries, we manufacture luxury limousines, specialty vehicles and limousine buses and sell financial products including financing for luxury limousines, commercial fleets and high-end automobiles and we intend to begin offering an array of financial services, such as specialty lines of insurance products. Coach's principal executive offices are located in Coral Springs, Florida. We are one of seven limousine manufacturers in the limousine manufacturing industry operating under agreements with Ford Motor Company and General Motors Corporation. The Company's long-term strategy is to offer an array of specialty vehicles and limousines and to expand our financial services to existing customers, other limousine operators and others outside of the limousine business. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services.

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

On December 31, 2003, Coach, through SCB, newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. ("Springfield"). The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. SCB's executive offices are located in Springfield, Missouri.

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

SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB, because of its Midwest location, provides us with the opportunity to economically support customers located in the Midwestern, Southeastern and Western region of the United States. SCB's Midwestern location also provides the Company significant operating expense advantages due to lower labor and occupancy costs. SCB's operations consists of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines The operations is housed in a 45,000 square foot manufacturing facility with 38 employees involved in the direct manufacture of the modified chassis.Management believes that the acquisition of Springfield enabled the Company's to use its existing sales force, engineering expertise and management to enter the Midwestern and Western United States limousine markets. Coach was able to assume the existing lease for the manufacturing facility in Springfield, Missouri, which increased its manufacturing capacity and reduced the cost of distribution in those markets.

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

3. RELATED PARTY TRANSACTIONS

The Company has related party payables at December 31, 2003 to a related party of $305,739. This balance, as well as additional cash funding during the period were reclassified to convertible debt - related party as of June 30, 2004.

As of June 30, 2004, the Company has a receivable of approximately $425,000 due from a related party for salaries, rent, materials and reimbursement of leasehold improvements.

The Company has related party payables - convertible at June 30, 2004 and December 31, 2003 to a related party of $1.1 million and zero, respectively. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of June 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes were converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share. The remaining balance of the convertible notes will be converted into common stock and warrants during the third quarter of 2004. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion.

4. Floor Plan Lines of Credit

On June 1, 2004, the Company signed an agreement with Ford Motor Company, whereby, pending certain additional authorizations, the Company would receive a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory.

4. Equity

On May 19, 2004, the Company entered into a Purchase Agreement, with Fusion Capital pursuant to which Fusion Capital has agreed to purchase, subject to Coach's rights to reduce or suspend these purchases and terminate the agreement with Fusion Capital at any time, on each trading day, $12,500 of our common stock up to an aggregate purchase amount up to $6.0 million. The $6.0 million of common stock is to be purchased over a twenty four (24) month period, subject to a three (3) month extension or earlier termination at the discretion of the Company The Company issued Fusion Capital 244,900 commitment shares, valued $389,342, pursuant to this agreement. These shares are recorded as restricted stock on the Statement of Financial Condition.

5. Subsequent Event

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of June 30, 2004 and December 31, 2003. On May 7, 2004, the Company signed a letter of intent to acquire all the common stock of Go Commercial Leasing Corporation. The deal is valued at $720,000. Effective July 9, 2004, the Company consummated this transaction and issued 423,529 common shares valued at $1.70, the stated market value on the date of close.

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

After our acquisition of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. Based on the manufacturing changes described above and our focus on specialty vehicle sales and production, the Company plans on expending $1.25 million on research and development during the next twelve months, in addition to the $747,665 already incurred for the six months ended June 30, 2004.

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

The Company has signed agreements both with Ford Motor Company and GE Commercial Distribution Finance Corporations for $2.0 million lines of credit for the purchase of chassis inventory. The agreements have not been put in place at this time however, so the purchase of chassis inventory has been and will continue to be made through related party funding arrangements. We believe that the line of credit with the supplier will be adequate to meet the funding requirements for the manufacturing facilities. In addition, the Company is negotiating with various lenders to provide floor plan financing for non-conforming chassis purchases and for vehicles that are built as showroom models. This will enable the sales force to present completed vehicles to their prospects in locations outside of the factory. In addition, Company has established a $1.6 million floor plan line of credit with a local dealership in New York. The dealership funds the purchase of chassis inventory, interest free for 90 days. The balance outstanding at June 30, 2004 was $346,352. Currently all chassis outstanding on the line of credit are under 90 days, thus no interest has been accrued for these chassis.

Liquidity and Capital Resources. The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the period from January 8, 2003 (inception) through December 31, 2003 of $1.7 million and a net loss of $1.0 million for the six months ended June 30, 2004. The Company has acquired certain assets and liabilities of Springfield effective December 31, 2003. The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

The Company acquired certain assets and liabilities of Springfield effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $2.0 million on research and development during the next twelve months, of which $747,665 has been incurred for the six months ended June 30, 2004.

In addition, the Company may incur expenses during the next twelve months due to the conversion of payables into common stock, funded by related parties to assist the Company's working capital requirements. The related party payable will be converted for warrants and common stock based on the lowest stock price during the second quarter. See further discussion below. Effective December 31, 2003, the Company, through its wholly owned subsidiary, SCB, a Missouri corporation, consummated the acquisition of certain assets and liabilities of Springfield.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. The shares are issued and classified as treasury stock as of June 30, 2004 and December 31, 2003. On May 7, 2004, the Company signed a letter of intent to acquire all the common stock of Go Commercial Leasing Corporation. The deal is valued at $720,000. Effective July 9, 2004, the Company consummated this transaction and issued 423,529 common shares valued at $1.70, the stated market value on the date of close.

The Company has related party payables - convertible at June 30, 2004 and December 31, 2003 to a related party of $1.1 million and zero, respectively. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of June 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes were converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with a exercise price of $2.50 per share. The remaining balance of the convertible notes will be converted into common stock during the third quarter of 2004. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion.

Financial Condition - June 30, 2004 compared to December 31, 2003

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $91,565 at December 31, 2003 to $945 at June 30, 2004, the decrease is primarily due to the operations of CTMC and SCB utilizing cash resources to fund operations.

Total current assets. Total current assets increased from $1.5 million at December 31, 2003 to $4.1 million at June 30, 2004, an increase of $3.4 million, primarily as a result of the Company acquiring CTMC through a reverse merger and the acquisition of certain assets and liabilities of Springfield. The Company has increased operations during the six months ended June 30, 2004, thus increasing accounts receivable, net to $417,980, accounts receivable - related parties to $736,341 and supply inventory to $2.7 million compared to December 31, 2003 of $12,939, $31,593 and $1.3 million, respectively. Revenues for the six months ended June 30, 2004 were $9.1 million compared to $1.1 million for the year ended December 31, 2003, thus increasing the receivable and inventory balances.

Goodwill. At December 31, 2003 and June 30, 2004, goodwill was $2.2 million, specifically related to the acquisition of certain assets and liabilities of Springfield, effective December 31, 2003. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. Management believes that the acquisition of certain assets and liabilities of Springfield enabled the Company's entree into the Midwestern and Western United States Markets through the Company's existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, MO which increased our manufacturing capacity and reduced the cost of distribution in those markets.

Liabilities

Accrued wages. Accrued wages increased from $32,921 at December 31, 2003 to 193,570 at June 30, 2004, the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach.

Accounts payable and other accrued expenses. Accounts payable increased from $367,670 at December 31, 2003 to $1.2 million at June 30, 2004, the increase is primarily relating to the operations of CTMC and SCB. Both of these companies were fully operational for the six months ended June 30, 2004.

Customer deposits. Customer deposits decreased from $230,273 at December 31, 2003 to $101,500 at June 30, 2004. The customer deposits reflected the full costs of those cars that were not delivered until January 2004, primarily at CTMC.

Related party payable. Related party payable decreased from $305,739 at December 31, 2003 to zero at June 30, 2004, a decrease of $305,739. The decrease related to the reclassification of this balance to - convertible debt.

Notes payable-related parties. Notes payable-related parties increased from $613,659 at December 31, 2003, to $1.0 million at June 30, 2004, the increase is, primarily relating to the acquisition of certain assets and liabilities of Springfield. The notes payable - related parties is funding the purchase of chassis for the business.

Line of credit. The line of credit increased from zero at December 31, 2003 to $346,352 at June 30, 2004, primarily related to a line of credit established by CTMC with a local dealership for the purchase of chassis for production.

Total current liabilities. Total current liabilities increased from $1.7 million at December 31, 2003 to $3.0 million at June 30, 2004,. The increase is primarily attributed to operations of both CTMC and SCB, offset by the reclassification of related party payables to a convertible status.

Related party payable - convertible. Related party payable - convertible increased from zero at December 31, 2003 to $1.1 million at June 30, 2004. The increase relates to the reclassification of the $305,739 outstanding at December 31, 2003 from related party payable to convertible debt. The additional increase in the balance relates to cash funding needs at CTMC and SCB as well as expenses funded by the related party for operating expenses of Coach, offset by the conversion discussed above.

Results of Operations - For the Three Months Ended June 30, 2004 compared to June 30, 2003

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

Gross revenues. Gross revenues were $4.9 million for the three month period ended June 30, 2004 compared to $208,377 for the three months ended June 30, 2003, the increase is directly related to the Company's acquisition of CTMC through a reverse merger effective September 1, 2003 and the Company acquiring certain assets and liabilities of Springfield effective December 31, 2003. Gross revenues for the period reflect revenues for both CTMC and SCB for the three months ended June 30, 2004.

Costs of goods sold. Costs of goods sold were $4.4 million for the three months ended June 30, 2004 compared to $197,934 for the three months ended June 30, 2003, primarily as a result of the Company acquiring CTMC through a reverse merger effective September 1, 2003 and acquiring certain assets and liabilities of Springfield effective December 31, 2003. The costs of goods sold for the three months ended June 30, 2004 reflect costs for both CTMC and SCB.

Operating expenses. Operating expenses were $1.0 million for the three months ended June 30, 2004 compared to $353,457 for the three months ended June 30, 2003 specifically related to the operations of CTMC, SCB and Coach as described below.

General and administrative expenses were $462,950 for the three months ended June 30, 2004 compared to $141,970 for the three months ended June 30, 2003, the increase is primarily due to the operations of CTMC, Coach and SCB. The general and administrative expenses for 2003, only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger.

Amortization of deferred compensation was $383,917 for the three months ended June 30, 2004 compared to zero for the same period in 2004. The Company issued stock for past and future consulting services. The Company issued 505,000 shares of restricted common stock, with a value of $858,500 to these consultants, to be earned over a period of up to one year. Sales and marketing expenses for the three months ended June 30, 2004 were $93,328 compared to $78,487 for the same period in 2003. The 2004 period reflect the operations of both CTMC and SCB.

Rent expense for the three months ended June 30, 2004 was $43,033 compared to $133,000 for the three months ended June 30, 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York. During 2004, the Company subleased some of the office space and reflected a reduction in rent of $56,000.

Interest expense for the three months ended June 30, 2004 was $33,454 compared to zero for the same period in 2003. Interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days.

Net Loss. Net loss was $464,394 for the three months ended June 30, 2004 compared to $343,014 for the same period in 2003, primarily due to amortization of deferred compensation discussed above, offset by gross profit earned on the sale of modified chassis..

Results of Operations - For the Six Months Ended June 30, 2004 compared to June 30, 2003

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

Gross revenues. Gross revenues were $9.1 million for the six month period ended June 30, 2004 compared to $208,377 for the six months ended June 30, 2003, the increase is directly related to the Company's acquisition of CTMC through a reverse merger effective September 1, 2003 and the Company acquiring certain assets and liabilities of Springfield effective December 31, 2003. Gross revenues for the period reflect revenues for both CTMC and SCB for the six months ended June 30, 2004.

Costs of goods sold. Costs of goods sold were $7.7 million for the six months ended June 30, 2004 compared to $197,934 for the six months ended June 30, 2003, primarily as a result of the Company acquiring CTMC through a reverse merger effective September 1, 2003 and acquiring certain assets and liabilities of Springfield effective December 31, 2003. The costs of goods sold for the six months ended June 30, 2004 reflect costs for both CTMC and SCB.

Operating expenses. Operating expenses were $2.5 million for the six months ended June 30, 2004 compared to $353,457 for the six months ended June 30, 2003 specifically related to the operations of CTMC, SCB and Coach as described below.

General and administrative expenses were $888,135 for the six months ended June 30, 2004 compared to $141,970 for the six months ended June 30, 2003, the increase is primarily due to the operations of CTMC, Coach and SCB. The general and administrative expenses for 2003, only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger.

Research and development expenses for the six months ended June 30, 2004 were $747,665. After the acquisition of certain assets and liabilities of Springfield on December 31, 2003, we determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at the SCB and CTMC facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors' Hummer H2. Accordingly, in January 2004, the Company made a strategic decision for SCB to manufacture the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to manufacture specialty vehicles and limousine buses.

Amortization of deferred compensation was $383,917 for the six months ended June 30, 2004 compared to zero for the same period in 2004. The Company issued stock for past and future consulting services. The Company issued 505,000 shares of restricted common stock, with a value of $858,500 to these consultants, to be earned over a period of up to one year.

Sales and marketing expenses for the six months ended June 30, 2004 were $281,205 compared to $78,487 for the same period in 2003. The 2004 period reflect the operations of both CTMC and SCB. In addition, both CTMC and SCB attended a tradeshow in February, the 2004 period reflects approximately $100,000 in expense, directly related to the tradeshow, The 2003 period reflect the attendance at the tradeshow for CTMC only.

Rent expense for the six months ended June 30, 2004 was $141,315 compared to $133,000 for the six months ended June 30, 2003. . Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York. During 2004, the Company subleased some of the office space and reflected a reduction in rent of $56,000.

Interest expense for the six months ended June 30, 2004 was $52,352 compared to zero for the same period in 2003. Interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days.

Net Loss. Net loss was $1.0 million for the three months ended June 30, 2004 compared to $343,014 for the same period in 2003, primarily due to amortization of deferred compensation and research and development expense discussed above.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         B. Reports on Form 8-K

On May 19, 2004, Coach Industries Group, Inc. and Fusion Capital Fund II, LLC, a Chicago-based institutional investor and entered into a $6.0 million Common Stock Purchase Agreement.

On June 2, 2004, Coach Industries Group, Inc. announced the appointment of Susan Weisman as Chief Financial Officer of the corporation effective June 1, 2004.

No other reports on Form 8-K were filed during the quarter ended June 30, 2004, for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coach Industries Group, Inc.

August 16, 2004           /s/ Francis O'Donnell
                           -------------------------------
                          Francis O'Donnell,
                          Chief Executive Officer
                          (PRINCIPAL EXECUTIVE OFFICER)

August 16, 2004            /s/ Susan Weisman
                           -------------------------------
                           Susan Weisman,
                           Chief Accounting Officer
                           (PRINCIPAL ACCOUNTING OFFICER)