Form 10QSB
period 2004-09-30
COACH INDUSTRIES GROUP INC
filed 2004-11-15
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-19471

COACH INDUSTRIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1942841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12555 Orange Drive, Suite 261 Davie, Florida	33330
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 862-1425

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

16,812,918 shares of common stock, $0.001 par value, as of November 11, 2004.

COACH INDUSTRIES GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical nor current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) lack or resources to maintain the company’s good standing status and requisite filings with the Securities and Exchange Commission; (iii) history of operating losses and accumulated deficit; (iv) possible need for additional financing; (v) competition; (vi) dependence on management; (vii) risks related to proprietary rights; (viii) government regulation; and (ix) other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report.

Summary

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company which, through its subsidiaries, manufactures specialty vehicles for commercial fleet operators and offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry.

Coach owns four wholly owned subsidiaries that operate in two business segments: financial services to commercial fleet operators and third party contract rights management for commercial fleet operators; and manufacturing specialty vehicles. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines. Coach Financial Services (“CFS”) offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators.

The Company’s long-term strategy is to offer and expand its financial services to commercial fleet operators, specifically the 7,000 courier companies and the 14,000 limousine operators, throughout the United States. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services.

Financial Services

Coach offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry through CDS and CFS. CFS is a Florida corporation. Its principal executive offices are located in Davie, Florida. CDS is a New York corporation. Its principal executive offices are located in Glens Falls, New York.

Coach Financial Services. On July 9, 2004, Coach, through CFS, its newly formed wholly owned subsidiary, entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. We issued 423,529 shares of common stock, valued at $720,000, to the shareholders of CDS.

CFS offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. CFS targets small to mid-size business and professionals. In addition, the Company plans to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles and specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from SCB or CTMC, CDS customers and other commercial fleet operators.

Corporate Development Services, Inc. On August 6, 2004, Coach signed a letter of intent to acquire CDS, whereby the Company issued to the shareholder of CDS a combination of stock and cash. The acquisition was completed on October 21, 2004, effective as of August 31, 2004 and is reflected in our financial statements as of September 1, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. In addition, Coach paid $500,000 in cash and issued a promissory note in the amount of $460,000 to the shareholders of CDS. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company will issue to the shareholders additional consideration of $1.2 million in the same proportionate allocation of cash and common stock. The Company recorded goodwill of approximately $4.5 million effective August 31, 2004. The Company has hired an outside consultant to assist them in valuing the intangible assets and they anticipate receiving the results of that valuation during the fourth quarter.

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,000 drivers and 250 courier companies.

Manufacturing

Coach manufactures specialty vehicles for commercial fleet operators through SCB and CTMC. CTMC is a New York corporation. Its sales offices are located in Bohemia, New York. SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri. SCB and CTMC two of the nine limousine manufacturers in the limousine manufacturing industry operating under a Qualified Modifiers Agreement (“QVM”) and a Cadillac Master Coachbuilders Agreement (“CMC”) agreements

Commercial Transportation Manufacturing Corporation. On September 1, 2003, Coach acquired CTMC through a reverse merger. Coach issued approximately 3 million shares of common stock to CTMC in a stock for stock exchange. CTMC’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. The operation requires a 30,000 square foot manufacturing facility with approximately 30 employees involved in the direct manufacture of the various modified chassis. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company.

Springfield Coach Industries Corporation, Inc. On December 31, 2003, Coach, through SCB, its newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations is housed in a 45,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $635,000, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete, or too costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. Coach will continue to maintain a significant sales presence in the New York area.

Industries

Specialty Vehicle Manufacturing

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

Once a vehicle is manufactured, it is typically sold to one of 14,000 limousine operators. These operators utilize these vehicles to provide livery service. The livery service provides drivers and short term rentals for airport shuttle service, weddings, business travel, proms, funerals and various other special occasions.

Based on the Limousine and Chauffeured Transportation Industry statistic, the limousine manufacturing industry generates approximately $400 million in annual revenues through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 14,000 limousine operators located throughout the United States. These limousine operators are located in the following regions of the United States: 59% in the Northeast, 16% in the Southeast, 11% in the Midwest and 14% in the West.

Courier Industry

The courier industry consists of approximately 7,200 same day, messenger and expedited courier companies according to US Census data with combined sales of approximately $521 million, with about 562,000 couriers in the field. Approximately 400,000 of those couriers are independent contractors. The couriers utilize some form of transportation to provide their service: 3% by bicycle; 34% by small cars; 48% by pick-up trucks or vans; 13% by small or large trucks and 1% by foot.

Financial Services

The financial services business consists of savings and loans, banks, leasing companies, insurance companies, insurance brokers and other providers of financial services. The industry is highly competitive and the rates charged by the competition may be lower than those rates that we may be able to charge because our cost of funds and overhead costs are higher than these other companies. We intend to offer our services primarily to businesses in our niche markets. These businesses are largely under-served by the financial community. We will offer various services to our drivers and purchasers of our vehicles that will differentiate us from our competition. By doing so, we believe that we can make our services less sensitive to rate and more focused on the service aspect of the business.

Once we begin offering insurance products to our drivers and purchases of our vehicles, we will be competing with other insurance carriers, insurance companies and brokers that may have additional products and services that we do not provide and their products and services may be at lower costs than ours, due to a lower cost structure and additional industry experience rate.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the period from January 8, 2003 (inception) through December 31, 2003 of $1.7 million and a net loss of $2.8 million for the nine months ended September 30, 2004. The Company has acquired certain assets and liabilities of Springfield effective December 31, 2003. The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 8.25 percent. The facility allows for the outstanding balance to be converted into common stock at a fixed conversion price of $0.97 for the first $2.0 million funded from the Convertible Note, a fixed conversion price of $1.21 for the second $2.0 million funded from the Convertible Note and a fixed conversion price of $1.33 for the last $2.0 million funded under the Convertible Note. Based on a market preference provided to Laurus on the transaction of 20 percent of the first $2.0 million, the Company reclassified $400,000 to additional paid in capital. This amount will be accreted to the Convertible Notes over a 36 month period.

On September 29, 2004, the Company received $1.6 million in proceeds from the Convertible Note to be used by the Company; $960,000 for the acquisition of CDS which was placed in an escrow account at closing; $240,000 management fee; additional fees of $26,500 and the balance of $373,500 to be utilized for corporate working capital requirements.

In addition, $4.4 million was placed in a restricted cash account in the name of the Company to be utilized by the Company for the purchase of tangible property, unencumbered assets or for future acquisitions of target companies. The Convertible Note accrues interest, currently at 8%. The Company is required to make interest payment to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to make principal amortization payments on the funded balance, over a 33 month period, starting January 1, 2005.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

As part of the above transaction, the Company is required to file a registration statement and intends to do so, with the terms of the agreement. The Company amortized $900 for the three and nine months ended September 30, 2004.

The Company, through SCB, acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors’ Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $1.0 million on research and development during the next twelve months. The Company has expended approximately $829,000 on research and development for the nine months ended September 30, 2004.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $635,000, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete, or too costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. Coach will continue to maintain a significant sales presence in the New York area.

Effective December 31, 2003, the Company, through its wholly owned subsidiary, SCB, consummated the acquisition of certain assets and liabilities of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction.

CFS will provide financial services to purchasers of our various automotive products and also to other limousine operators. On July 9, 2004, we entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. The deal is valued at $720,000. This acquisition enables us to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles as well as other financial services, such as specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from Coach as well as other operators purchasing vehicles from competitors. CFS primarily lends to small to mid-size business and professionals.

On August 6, 2004, Coach signed a letter of intent to acquire Corporate Development Services, Inc., located in Glens Falls, New York, and its affiliated companies, whereby the Company will issue a combination of stock and cash. The acquisition was completed on October 21, 2004, effective as of August 31, 2004 and is reflected in our financial statements as of September 1, 2004. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. The Company provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers.

The Company has related party payables - convertible at September 30, 2004 and December 31, 2003 to a related party of $30,000 and zero, respectively. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $01.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes were converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

Financial Condition - September 30, 2004 compared to December 31, 2003

Current Assets

Cash and cash equivalents. Cash and cash equivalents increased from $91,565 at December 31, 2003 to $2.0 million at September 30, 2004, the increase is primarily due to the acquisition of CDS, effective August 31, 2004 and the Laurus transaction. The cash balances at September 30, 2004, specific to CDS were $1.6 million. The cash funded in the Laurus transaction was $373,500 for working capital.

Restricted cash. Restricted cash increased from zero at December 31, 2003 to $1.3 million at September 30, 2004. The balance primarily relates to the Laurus transaction, whereby funds are restricted to transactions that are approved by Laurus for funding collateralized transactions or future acquisitions by the Company. The Company closed on the Laurus transaction on September 29, 2004. The amount classified as short-term pertains to the short-term debt repayment required by the transaction, as well as cash funded from the restricted account for collateral in the subsequent period.

Escrow receivable. Escrow receivable of $960,000 specifically relates to the funds received at closing from the Laurus transaction pending the final closing of the CDS acquisition on October 21, 2004. The funds were released from escrow at the closing date and $500,000 was funded to the shareholders of CDS at that time. The remaining $460,000 will be remitted to the shareholders in January 2005.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.3 million at December 31, 2003 to $1.2 million at September 30, 2004. In addition, supply inventory was $2.7 million at June 30, 2004. At June 30, 2004, the Company carried an inventory of approximately 45 chassis, which exceeded its strategic initiative to maintain inventory levels at no greater than 30 to 45 days of sales. Production at the CTMC facility was slowed significantly, with orders being completed and the manufacturing facility being relocated to Springfield, Missouri during the third quarter. In addition, in an effort to reduce inventory levels to the desired levels of 30 to 45 days of inventory at the Springfield manufacturing facility, production was slowed down during the slow summer selling season. This initiative cost the company approximately $80,000 in idle wages, however the inventory level was reduced to the desired levels. The Company at September 30, 2004 had back orders on its vehicles of 36 limousines and specialty vehicles.

Total current assets. Total current assets increased from $1.5 million at December 31, 2003 to $6.9 million at September 30, 2004, primarily as a result of the Company acquiring CDS effective August 31, 2004, closing the Laurus transaction for $6.0 million and the increase in accounts receivable, net primarily relating to the operations of CTMC and SCB. Accounts receivable – related parties increased from $31,593 at December 31, 2003 to $768,035 at September 30, 2004. The increase relates to balances due from affiliates of the former companies. Prepaid expenses and other current assets increased from $57,680 at December 31, 2003 to $235,955 at September 30, 2004. The increase relates to rental and security deposits placed on corporate offices of approximately $55,000 and costs associates with pending transactions.

Restricted cash long term. Restricted cash long term consisted of the amount of proceeds received from the Laurus transaction. The balance of $3.1 million primarily relates to the Laurus transaction, whereby funds are restricted to transactions that are approved by Laurus for funding collateralized transactions or future acquisitions by the Company.

Goodwill. At December 31, 2003 goodwill was $2.2 million, specifically related to the acquisition of certain assets and liabilities of Springfield, effective December 31, 2003. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. Management believes that the acquisition of certain assets and liabilities of Springfield enabled the Company’s entrée into the Midwestern and Western United States Markets through the Company’s existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, Missouri which increased our manufacturing capacity and reduced the cost of distribution in those markets.

At September 30, 2004, goodwill was $7.4 million, including the acquisition of Springfield discussed above, the acquisition of Go Commercial, effective July 9, 2004 and the acquisition of CDS effective August 31, 2004. The acquisition of Go Commercial was valued at $720,000 or $1.70 a share and 423,529 shares of common stock were issued out of treasury stock on that date. The Company recorded goodwill on the transaction of approximately $761,000. The CDS acquisition was valued at $4.8 million, a combination of cash, notes and common stock. Approximately 3.2 million shares of common stock were issued to each of the shareholders of CDS. Goodwill on the transaction was valued at $4.5 million. The Company has hired industry experts to assist them in valuing the intangible assets and they anticipate receiving the results of that valuation during the fourth quarter.

Lease receivables, net. At September 30, 2004 the balance of leases receivable was approximately $1.2 million net of an allowance for lease losses of approximately $131,000. At acquisition the Company acquired specific reserves to the portfolio of approximately $66,000 and a general reserve of $60,000. The Company recognized an additional provision for lease losses on new production of approximately $5,000.

Liabilities

Accrued wages. Accrued wages increased from $32,921 at December 31, 2003 to $223,856 at September 30, 2004, the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach. Accrued wages included approximately $128,000 of accrued wages for officers and directors of the Company. In an effort to better utilize corporate resources, a significant portion of these accrued and unpaid wages are anticipated to be converted into common stock at the discretion of the Executive.

Accounts payable and other accrued expenses. Accounts payable increased from $367,669 at December 31, 2003 to $1.2 million at September 30, 2004, the increase is primarily relating to the operations of Coach, CDS, CTMC and SCB. Accounts payable and accrued expenses at September 30, 2004, associated for the individual entities is as follows; Coach, approximately $192,000; CDS approximately $170,000; CTMC, approximately $330,000; and SCB, approximately $500,000.

Customer deposits. Customer deposits decreased from $230,273 at December 31, 2003 to $139,875 at September 30, 2004. The customer deposits reflected the full costs of those cars that were not delivered until January 2004, primarily at CTMC.

Related party payable. Related party payable increased from $305,739 at December 31, 2003 to $1.0 million at September 30, 2004. The increase relates primarily to the $960,000 due to the shareholders of CDS, upon the final closing of the transaction on October 21, 2004, offset by the reclassification $305,739 to convertible debt.

Notes payable-related parties. Notes payable-related parties increased from $613,659 at December 31, 2003, to $660,000 at September 30, 2004. The $660,000 of notes payable relates to the $200,000 due to a former shareholder of CDS, upon acquisition and the $460,000 relates to the notes established in accordance with the purchase agreement. The 2003 balance relates to the acquisition of certain assets and liabilities of Springfield Coach Builders, Inc. The notes payable – related parties was funding the purchase of chassis for SCB. These balances were transferred and/or repaid on the floor plan line of credit to Ford Motor Credit Corporation.

Lines of credit. The lines of credit increased from zero at December 31, 2003 to $970,411 at September 30, 2004, primarily related to a line of credit with Ford Motor Credit Corporation for the purchase of chassis for production.

Advance payments contract settlement. Advance payments contract settlements at September 30, 2004 was $1.0 million. This balance relates to the acquisition of CDS effective August 31, 2004. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

Related party payable – convertible. The Company has related party payables - convertible at September 30, 2004 and December 31, 2003 to a related party of $30,000 and zero, respectively. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $01.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes were converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

Convertible notes payable. On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 8.25 percent. The facility allows for the outstanding balance to be converted into common stock at a fixed conversion price of $0.97 for the first $2.0 million funded from the Convertible Note, a fixed conversion price of $1.21 for the second $2.0 million funded from the Convertible Note and a fixed conversion price of $1.33 for the last $2.0 million funded under the Convertible Note. Based on a market preference provided to Laurus on the transaction of 20 percent of the first $2.0 million, the Company reclassified $400,000 to additional paid in capital. This amount will be accreted to the Convertible Notes over a 36 month period.

On September 29, 2004, the Company received $1.6 million in proceeds from the Convertible Note to be used by the Company; $960,000 for the acquisition of CDS which was placed in an escrow account at closing; $240,000 management fee; additional fees of $26,500 and the balance of $373,500 to be utilized for corporate working capital requirements.

In addition, $4.4 million was placed in a restricted cash account in the name of the Company to be utilized by the Company for the purchase of tangible property, unencumbered assets or for future acquisitions of target companies. The Convertible Note accrues interest, currently at 8%. The Company is required to make interest payment to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to make principal amortization payments on the funded balance, over a 33 month period, starting January 1, 2005.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

As part of the above transaction, the Company is required to file a registration statement and intends to do so, with the terms of the agreement. The Company amortized $900 for the three and nine months ended September 30, 2004.

The portion of the debt that is classified as short-term is approximately $533,000.

Lease financing obligation. Lease financing obligation at September 30, 2004 was $1.3 million. This balance relates to the amount funded by, or pending funding in relationship to the portfolio acquired from Go Commercial. Sovereign Bank also provided an additional wholesale warehouse facility to the Company for $4.5 million. The interest rate is determined on a lease by lease basis and interest rate includes a component for servicing for the portfolio. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.25 percent and 6.75 percent.

Results of Operations – For the Three Months Ended September 30, 2004 compared to September 30, 2003

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception), however CTMC did not commence operations until April 1, 2003, thus no activity has been presented for the three months ended March 31, 2003.

Gross revenues. Gross revenues were $17.6 million for the three month period ended September 30, 2004 compared to $479,587 for the three months ended September 30, 2003, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $14.9 million. The balance of the revenue primarily relates to SCB and CTMC, or $2.7 million compared to $479,587 for the same period in 2003, which was for CTMC operations only.

Costs of goods sold. Costs of goods sold were $16.9 million for the three months ended September 30, 2004 compared to $704,136 for the three months ended September 30, 2003, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the three months ended September 30, 2004 was approximately $14.7 million. The balance of the costs primarily relates to SCB and CTMC, or $2.2 million compared to $704,136 for the same period in 2003, which was for CTMC operations only.

Operating expenses. Operating expenses were $2.4 million for the three months ended September 30, 2004 compared to $178,677 for the three months ended September 30, 2003 specifically related to the operations of CTMC, CDS , SCB and Coach as described below.

General and administrative expenses were $1.3 million for the three months ended September 30, 2004 compared to $84,823 for the three months ended September 30, 2003, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. The general and administrative expenses for 2003 only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger.

Amortization of deferred compensation was $246,083 for the three months ended September 30, 2004 compared to $32,454 for the same period in 2004. The Company issued stock for past and future consulting services. The Company issued 849,900 shares of restricted common stock, with a value of $1.4 million to these consultants, of which approximately $1.0 million is to be earned over a period of up to one year.

Sales and marketing expenses for the three months ended September 30, 2004 were $108,924 compared to zero for the same period in 2003. The 2004 period reflect the operations of CTMC, CDS, CFS and SCB. The sales and marketing expenses include commission, advertising and marketing expenses primarily for the manufacturing facilities.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $635,000, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete, or to costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. Coach will continue to maintain a significant sales presence in the New York area.

Rent expense for the three months ended September 30, 2004 was $32,524 compared to $61,400 for the three months ended September 30, 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

Interest expense for the three months ended September 30, 2004 was $48,835 compared to zero for the same period in 2003. Interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days. Also included in interest expense is the related amortization of deferred loan costs and warrant costs.

Net Loss. Net loss was $1.7 million for the three months ended September 30, 2004 compared to a loss of $403,226 for the same period in 2003, primarily due to amortization of deferred compensation, stock options, loss on relocation of the CTMC facility and higher general and administrative overhead.

Results of Operations – For the Nine Months Ended September 30, 2004 compared to September 30, 2003

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

Gross revenues. Gross revenues were $26.8 million for the nine month period ended September 30, 2004 compared to $687,964 for the nine months ended September 30, 2003, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $14.9 million. The balance of the revenue primarily relates to SCB and CTMC, or $11.9 million compared to $687,964 for the same period in 2003, which was for CTMC operations only.

Costs of goods sold. Costs of goods sold were $24.6 million for the nine months ended September 30, 2004 compared to $902,070 for the nine months ended September 30, 2003, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the nine months ended September 30, 2004 was approximately $14.7 million. The balance of the costs primarily relates to SCB and CTMC, or $9.9 million compared to $902,070 for the same period in 2003, which was for CTMC operations only.

Operating expenses. Operating expenses were $4.9 million for the nine months ended September 30, 2004 compared to $532,134 for the nine months ended September 30, 2003 specifically related to the operations of CTMC, CDS , SCB and Coach as described below.

General and administrative expenses were $2.2 million for the nine months ended September 30, 2004 compared to $286,354 for the nine months ended September 30, 2003, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. The general and administrative expenses for 2003 only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger.

Amortization of deferred compensation was $630,000 for the nine months ended September 30, 2004 compared to $32,454 for the same period in 2003. The Company issued stock for past and future consulting services. The Company issued 849,900 shares of restricted common stock, with a value of $1.4 million to these consultants, of which approximately $1.0 million is to be earned over a period of up to one year.

Sales and marketing expenses for the nine months ended September 30, 2004 were $390,129 compared to $18,926 for the same period in 2003. The 2004 period reflect the operations of CTMC, CDS, CFS and SCB. The sales and marketing expenses include commission, advertising and marketing expenses primarily for the manufacturing facilities.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $635,000, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete, or too costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. Coach will continue to maintain a significant sales presence in the New York area.

Rent expense for the nine months ended September 30, 2004 was $173,879 compared to $194,400 for the three months ended September 30, 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

Interest expense for the nine months ended September 30, 2004 was $101,187 compared to zero for the same period in 2003. Interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days. Also included in interest expense is the related amortization of deferred loan costs and warrant costs.

Net Loss. Net loss was $2.7 million for the nine months ended September 30, 2004 compared to a loss of $746,240 for the same period in 2003, primarily due to amortization of deferred compensation, stock options, loss on relocation of the CTMC facility and higher general and administrative overhead.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 2. Changes in Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the period covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On September 29, 2004, we issued a convertible term note in the aggregate principal amount of $6,000,00 to Laurus Master Fund, Ltd., pursuant to a Securities Purchase Agreement and ancillary agreements. The term of the note is three years and bears interest at the prime rate (as published in the Wall Street Journal) plus 3.5 percent. In connection with the agreement and the note, we issued to Laurus warrants, exercisable for a period of seven years, to purchase up to (i) 495,867 shares of common stock at $01.51 per share, (ii) 495,867 shares of common stock at $1.82 per share, and (iii) 495,867 shares of common stock at $2.12 per share.

August 6, 2004, we signed a Letter of Intent with the shareholders of CDS, pursuant to which on October 21, 2004, we agreed to issue 3,226,893 shares of restricted common stock to such shareholders as partial consideration for our acquisition of all of the common stock of CDS and its affiliates. This transaction was valued at $1.19 per share.

On July 9, 2004, we issued 423,529 shares of restricted common stock to various shareholders in consideration for all of the common stock of Go Commercial in connection with the merger of Go Commercial into CFS. This transaction was valued at $720,000.

In August 2004, we issued 1,299,582 million shares of restricted common stock to Elm Street Partners, LLC, an affiliate of our Chief Executive Officer, in connection with its conversion of a convertible promissory note and issued warrants to purchase up to (i) 433,194 shares of common stock at $01.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

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

B. Reports on Form 8-K

On September 8, 2004, we filed with the SEC a report on Form 8-K under items 5.02 and 9.01, in connection with the appointment of John Gore, Susan Weisman, and Joseph I. Emas as members of the Board of Directors of the Company.

On August 13, 2004, we filed with the SEC an amendment under item 7 to our report on Form 8-K filed on September 16, 2003 and the amendment filed on October 31, 2003 to include the financial statements required under Item 7(a)(4), and the pro forma financial information required under Item 7(b)(2) and Item 7(a)(4) of Form 8-K in connection with our acquisition of Commercial Transportation Manufacturing Corporation.

We have not filed any other reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated November 15, 2004	By:	/s/ FRANCIS O’DONNELL
	Name:	Francis O’Donnell
	Title:	Chief Executive Officer
(principal executive officer)

Dated November 15, 2004	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,025,306	$91,565
Restricted cash	1,311,333	—
Accounts receivable, net	418,072	12,939
Supply inventory	1,183,932	1,310,483
Escrow receivable	960,000	—
Due from related party	768,035	31,593
Prepaid expenses and other current assets	235,955	57,680

Total current assets	6,902,633	1,504,260

PROPERTY AND EQUIPMENT, net	584,580	901,865
RESTRICTED CASH – NON-CURRENT	3,148,667
LEASED RECEIVABLES, NET	1,187,684	—
DEFERRED LOAN COSTS, NET	306,216	—
GOODWILL	7,399,049	2,186,595

	$19,528,829	$4,592,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,191,101	$367,670
Related party payable	557,450	305,739
Advance payment – contract settlement	1,049,363	—
Current portion of long-term debt	533,333	—
Deferred rent	—	115,200
Warranty reserve	41,993	20,535
Customer deposits	139,875	230,273
Accrued wages	223,856	32,921
Note payable – related parties	660,000	613,659
Lines of credit	970,411	—

Total current liabilities	5,367,382	1,685,997

OTHER LIABILITIES:
Convertible notes payable – related party	30,000	—
Convertible notes payable- long term	4,095,267	—
Lease financing obligation	1,297,761	—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 12,686,027 and 9,785,531 shares issued and outstanding, respectively	12,686	9,785
Additional paid-in capital	10,135,394	5,360,228
Common stock subscription, 3,226,893 shares subscribed	3,840,000	—
Restricted stock – unearned compensation	(727,842)	—
Accumulated deficit	(4,521,819)	(1,743,290)
Treasury stock, 1,176,471 shares at cost	—	(720,000)

Total shareholders’ equity	8,738,419	2,906,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,528,829	$4,592,720

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2004	2003	2004	2003
REVENUES	$17,648,967	$479,587	$26,780,778	$687,964

COST OF GOODS SOLD	16,946,789	704,136	24,626,663	902,070

GROSS PROFIT	702,178	(224,549)	2,154,115	(214,106)

OPERATING EXPENSES:

General and Administrative	1,278,146	84,823	2,166,281	286,354

Research and development	82,175	—	829,840	—

Provision for lease losses	4,959	—	4,959	—

Amortization of deferred compensation	246,083	32,454	630,000	32,454
Sales and marketing	108,924	—	390,129	18,926

Rent	32,524	61,400	173,839	194,400
Loss on relocation of CTMC facility	635,718	—	635,718	—

Interest expense	48,835	—	101,187	—

Total operating expenses	2,437,364	178,677	4,931,953	532,134

Loss before provision for income taxes	(1,735,186)	(403,226)	(2,777,838)	(746,240)

Income taxes	—	—	—	—

NET LOSS	$(1,735,186)	$(403,226)	$(2,777,838)	$(746,240)

Basic and diluted net (loss) per share :
Net loss per share	$(0.18)	$(0.18)	$(0.32)	$(0.34)

Basic and diluted weighted average common shares outstanding	9,526,431	2,219,699	8,669,165	2,219,699

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, (Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,777,838)	$(746,240)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	129,563	(2,400)
Loss on relocation of CTMC facility attributed to asset disposal	491,554	—
Provision for lease losses	4,959	—
Amortization of deferred compensation	630,000	32,454
Warranty expense	60,897	18,964
Charges to warranty reserve	(39,439)	(3,964)
Changes in operating assets and liabilities:
Accounts receivable	(405,122)	(12,072)
Due from related party	(623,108)	25,000
Escrow receivable	(960,000)	—
Deferred loan fees	(306,216)	—
Supply inventory	(4,368)	(150,971)
Lease receivable repayments	334,255	—
Lease fundings	(255,000)	—
Lease liability repayments	194,397	—
Fundings lease liability	(270,377)	—
Prepaid expenses and other	(128,732)	(58,584)
Deferred rent	—	124,000
Advance payment – contract settlement	1,313,441
Accounts payable and accrued expenses	367,846	199,793
Customer deposits	(157,064)	15,000

Net cash used in operating activities	(2,400,352)	(559,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions not of cash received	718,156	—
Restricted cash	(4,400,000)	—
Acquisition of fixed assets	(112,308)	(1,877)

Net cash used in investing activities	(3,794,152)	(1,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	25,000	—
Repurchase of common stock	(95,000)	—
Cash contribution	—	580,500
Proceeds from convertible notes payable	6,000,000	—
Proceeds from convertible debt – related party	1,841,493	—
Borrowings from line of credit	356,752	—

Net cash provided by financing Activities	8,128,245	580,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,933,741	19,603
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,565	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,025,306	$19,603

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2004 and 2003

1. Background

Summary

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company which, through its subsidiaries, manufactures specialty vehicles for commercial fleet operators and offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry.

Coach owns four wholly owned subsidiaries that operate in two business segments: financial services to commercial fleet operators and third party contract rights management for commercial fleet operators; and manufacturing specialty vehicles. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines. Coach Financial Services (“CFS”) offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators.

The Company’s long-term strategy is to offer and expand its financial services to commercial fleet operators, specifically the 7,000 courier companies and the 14,000 limousine operators, throughout the United States. The Company will actively pursue acquisition candidates that can support the expansion of these products and financial services.

Financial Services

Coach offers an array of financial services and products in the commercial fleet industry. CFS offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. CFS targets small to mid-size business and professionals. The Company plans to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles and specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from SCB or CTMC and from non SCB/CTMC customers.

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,000 drivers and 250 courier companies.

Manufacturing

CTMC’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. The operation requires a 30,000 square foot manufacturing facility with approximately 30 employees involved in the direct manufacture of the various modified chassis. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company.

SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations is housed in a 45,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis.

SCB acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors’ Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $1.0 million on research and development during the next twelve months. The Company has expended approximately $829,000 on research and development for the nine months ended September 30, 2004.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $635,000, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete, or too costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. Coach will continue to maintain a significant sales presence in the New York area.

History

Coach is a Nevada corporation. Its principal executive offices are located at 12555 Orange Drive, Suite 261, Davie, Florida 33330. Our telephone number is (954) 862-1425. CFS is a Florida corporation. Its principal executive offices are located in Davie, Florida. CDS is a New York corporation. Its principal executive offices are located in Glens Falls, New York. CTMC is a New York corporation. Its sales offices are located in Bohemia, New York. SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri.

On September 1, 2003, Coach acquired CTMC through a reverse merger. Coach issued approximately 3 million shares of common stock to CTMC in a stock for stock exchange.

On December 31, 2003, Coach, through SCB, its newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003.

On July 9, 2004, Coach, through CFS, its newly formed wholly owned subsidiary, entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. We issued 423,529 shares of common stock, valued at $720,000, to the shareholders of CDS.

On August 6, 2004, Coach signed a letter of intent to acquire CDS, whereby the Company issued to the shareholder of CDS a combination of stock and cash. The acquisition was completed on October 21, 2004, effective as of August 31, 2004 and is reflected in our financial statements as of September 30, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. In addition, Coach paid $500,000 in cash and issued a promissory note in the amount of $460,000 to the shareholders of CDS. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company will issue to the shareholders additional consideration of $1.2 million in the same proportionate allocation of cash and common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception); however CTMC did not commence operations until April 1, 2003.

On July 6, 2004, the Company acquired Go Commercial and their financial condition and results of operations are included in the Company’s financial statements from date of acquisition. The Company acquired CDS effective August 31, 2004. The financial condition and results of operations are included in the consolidated financial statements from acquisition date.

All significant inter-company balances and transactions have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004, the balances at various financial institutions over the FDIC insured balances are $1.3 million relating to the cash and cash equivalent balances and $4.3 million relating to the restricted cash balances at September 30, 2004.

Concentrations of credit with respect to accounts receivable are limited because of the Company’s policy to require deposits from some customers and the number of customers comprising the client base and their dispersion across geographical locations. The Company has one major customer that comprises approximately 18% of its revenue base. Its relationship with this customer is in good standing and the Company believes that there is no imminent threat to this relationship.

Revenue Recognition – Subcontractor Settlement

Customers are generally billed weekly on the day prior to the couriers being paid by the Company. The Company is a third party administrator specializing in the brokerage of transportation services, including vehicles and drivers for its subscribing courier operators. The Company provides vehicles, manpower and the necessary management associated equipment and subcontractors.

Advance Payments Contract Settlement

Advance payments contract settlements at September 30, 2004 was $1.0 million. This balance relates to the acquisition of CDS effective August 31, 2004. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

3. Related Party Transactions

The Company has related party payables at December 31, 2003 to an affiliated company controlled by our Chief Executive Officer and director of the Company of $305,739. The outstanding balance, as well as additional capital provided to fund operations during the period were reclassified to convertible debt – related party during 2004 and subsequently converted into common stock and warrants during the period.

At September 30, 2004, the Company has a receivable of approximately $425,000 due from a company owned by an officer and director of the Company for salaries, rent, materials and reimbursement of leasehold improvements.

The Company has related party payables - convertible at September 30, 2004 and December 31, 2003 of $30,000 and zero, respectively. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $01.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt during 2004. During the three months ended June 30, 2004, $817,650 of these notes were converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

The Company has balances due to our Chief Executive Officer and director of the Company of $57,000 for expenses and cash funding.

During the third quarter of 2004, the Company reserved 75,000 shares of common stock, valued at $79,500, for issuance to an accounting and consulting firm, affiliated with our Chief Financial Officer and director. The shares will be issued for consulting services to be provided to the Company over the next twelve months and will vest within one year.

4. Floor Plan and Warehouse Lines of Credit

On June 1, 2004, the Company signed an agreement with Ford Motor Company and established a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory. The balance outstanding as of September 30, 2004 was $795,380. The interest rate charged on the line of credit is prime plus two, however the Company receives 90 days interest free as part of the program with Ford Motor Credit Corporation. In addition, the Company has a line of credit with a local dealerships in New York. The balance outstanding on the line of credit is $148,095 as of September 30, 2004, with no corresponding balance outstanding at December 31, 2003.

During July 2004, in conjunction with the acquisition of Go Commercial, the Company assumed an outstanding wholesale warehouse line of credit of approximately $1.5 million with Sovereign Bank. The line earns interest at various rates of interest, based on the corresponding lease funded to the lessee. Lease financing obligation at September 30, 2004 was $1.3 million. This balance relates to the amount funded by Sovereign Bank in relationship to the portfolio acquired from Go Commercial. Sovereign Bank also provided an additional wholesale warehouse facility to the Company for $4.5 million. The interest rate is determined on a lease by lease basis and interest rate includes a component for servicing for the portfolio. The interest rate charged on the corresponding leases is currently between 6.25 percent and 6.75 percent. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease.

5. Notes Payable

The Company has a Notes Payable to a related party in the amount of $660,000, of which $200,000 is due to a former shareholder of CDS on December 31, 2005 and $460,000 is due to other former CDS shareholders on January 15, 2005, in accordance with the purchase agreement with CDS. Interest on the $200,000 note payable is paid monthly at a rate of five percent per annum. No interest accrues on the $460,000 notes payable to shareholders of CDS.

6. Equity

On May 19, 2004, the Company entered into a Purchase Agreement, with Fusion Capital pursuant to which Fusion Capital has agreed to purchase, subject to Coach’s put rights, an aggregate purchase amount up to $6.0 million in shares of common stock, provided such shares are registered on an effective registration statement. The Company issued Fusion Capital 244,900 shares of restricted common stock as a commitment fee, valued $389,342, pursuant to this agreement. These shares are recorded as restricted stock on the Statement of Financial Condition. The Company has elected not to file a registration statement to register shares under the Purchase Agreement and currently no stock has been issued against the agreement other than the restricted commitment shares.

7. Convertible Notes and Detachable Warrants

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 8.25 percent. The facility allows for the outstanding balance to be converted into common stock at a fixed conversion price of $0.97 for the first $2.0 million funded from the Convertible Note, a fixed conversion price of $1.21 for the second $2.0 million funded from the Convertible Note and a fixed conversion price of $1.33 for the last $2.0 million funded under the Convertible Note. Based on a market preference provided to Laurus on the transaction of 20 percent of the first $2.0 million, the Company reclassified $400,000 to additional paid in capital. This amount will be accreted to the Convertible Notes over a 36 month period.

On September 29, 2004, the Company received $1.6 million in proceeds from the Convertible Note to be used by the Company; $960,000 for the acquisition of CDS which was placed in an escrow account at closing; $240,000 management fee; additional fees of $26,500 and the balance of $373,500 to be utilized for corporate working capital requirements.

In addition, $4.4 million was placed in a restricted cash account in the name of the Company to be utilized by the Company for the purchase of tangible property, unencumbered assets or for future acquisitions of target companies. The Convertible Note accrues interest, currently at 8.25%. The Company is required to make interest payment to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to fund principal amortization payments on the unrestricted balance, over a 33 month period, starting January 1, 2005.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The value of the warrants, were allocated to equity at the date of the transaction and the Company will accrete to the outstanding balance over the lives of the warrants, or seven years. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

As part of the above transaction, the Company is required to file a registration statement and intends to do so, within the terms of the agreement. The Company amortized $900 of the value of the warrants for the three and nine months ended September 30, 2004.

8. Stock Options

On August 31, 2004, the Company issued 1.8 million common stock options to its Executives and certain managers of the Company. The common stock options were issued on August 31, 2004, when the market price of the common stock was $1.06, at an exercise price of $0.90. The common stock options were fully vested upon issuance.

9. Acquisition

On August 6, 2004, Coach signed a letter of intent to acquire Corporate Development Services, Inc. (“CDS”), located in Glens Falls, New York, whereby the Company issued to the shareholders of CDS a combination of $3.2 million shares of common stock, $500,000 cash and $460,000 notes payable. The acquisition was completed on October 21, 2004, effective as of August 31, 2004 and is reflected in our financial statements for the period ended September 1, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company will issue to the shareholders additional consideration of $1.2 million to be paid in $240,000 cash and common stock amounting to $960,000. The Company recorded goodwill of approximately $4.5 million effective August 31, 2004. The Company has hired an outside consultant to assist them in valuing the intangible assets and they anticipate receiving the results of that valuation during the fourth quarter.

The following is pro forma information for the year ended December 31, 2003 and for the nine months ended September 30, 2004, as if the acquisition of CDS were consummated on January 1, 2003 and 2004, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	For the Year Ended December 31, 2003
	Historical	Pro forma
Revenue	$1,068,487	$156,195,639
Net income (loss)	$(1,743,290)	$(1,206,176)

Basic and diluted net income (loss) per share	$(0.79)	$(0.22)

Basic and diluted weighted average shares outstanding	2,219,699	5,446,590

	For the Nine Months Ended September 30, 2004
	Historical	Pro forma
Revenue	$26,780,778	$149,535,716
Net income (loss)	$(2,777,838)	$(2,123,561)

Basic and diluted net income (loss) per share	$(0.32)	$(0.18)

Basic and diluted weighted average shares outstanding	8,669,165	11,896,056

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the nine months ended September 30, 2004, as a result of the business acquisitions:

	CFS	CDS	Total
Non-cash assets (liabilities):
Current assets	$—	$57,327	$107,327
Property and equipment	—	223,015	223,015
Goodwill	761,842	4,450,611	5,212,453
Lease receivables, net	1,271,898		1,271,898
Other	60,000	—	60,000
Current liabilities	—	(1,526,609)	(1,526,609)
Lease financing obligation	(1,373,740)	—	(1,373,740)
Net non-cash assets acquired	720,000	3,121,844	3,841,844
Less: common issued,	720,000	3,840,000	4,560,000
Cash received from business acquisitions, net	$—	$718,156	$718,156

As of September 30, 2004
Non cash financing/investing activities:
Issuance of restricted stock related to deferred compensation	1,357,842
Issuance of common stock out of treasury stock	720,000
Conversion of convertible debt to common stock	2,111,713
Reclassification of related party payable to convertible debt	305,739

11. Subsequent Event

In November 2004, the Company received a wholesale warehouse line of credit from New World Funding in the amount of $5.0 million. The line of credit is for funding leases for customers of CFS. The interest rate charged by New World Funding is specific to the leases funded, on a lease by lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged by New World Funding on these leases is between 6.25 percent and 6.75 percent.

During November 2004, the Laurus Master Fund, Ltd. converted $300,000 of Convertible Notes into 600,000 shares of common stock. The shares are restricted until such time as the Company has an effective registration statement.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act