Form 10KSB
period 2004-12-31
COACH INDUSTRIES GROUP INC
filed 2005-03-31
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19471

COACH INDUSTRIES GROUP, INC.

(Name of small business issuer in its charter)

Nevada	91-1942841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12330 SW 53rd Street, Suite 703 Cooper City, Florida	33330
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (954) 602-1400

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law

1224 Washington Avenue

Miami Beach, Florida 33139

Telephone: (305) 531-1174

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $83.3 million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8.0 million, based on the average bid and ask price as of March 30, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,918,386 shares of common stock outstanding as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;     No  ☒

COACH INDUSTRIES GROUP, INC.

Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2004

PART I

Item 1. Description of Business.

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms refer to Coach Industries Group, Inc., and our subsidiaries collectively, while the term “Coach” refers to Coach Industries Group, Inc. in its corporate capacity.

General

Coach is a holding company, which, through its subsidiaries, manufactures specialty vehicles for commercial fleet operators and offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry.

Coach owns four wholly owned subsidiaries that operate in two business segments: financial services to commercial fleet operators and third party contract rights management for commercial fleet operators; and manufacturing specialty vehicles. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines. Coach Financial Services, Inc. (“CFS”) offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators.

The Company’s long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators. We plan to leverage our manufacturing business segment to expand our financial services to commercial fleet operators, specifically the 7,000 courier companies and the 16,000 limousine operators, throughout the United States. Coach will also actively pursue acquisition candidates that can support the expansion of these products and financial services.

Manufacturing Segment

Coach manufactures specialty vehicles for commercial fleet operators through SCB and CTMC. CTMC is a New York corporation. Its sales office is located in Bohemia, New York. SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri.

SCB and CTMC are two of the nine limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) and a Cadillac Master Coachbuilders Agreement (“CMC”). Securing a QVM or CMC with one of the major automobile manufacturers is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the automobile manufacturer. Companies operating without CMC, QVM or similar agreements will not receive technological updates or support through service warranties from the manufacturers, nor will they be able to participate in special rebate and advertising programs.

Commercial Transportation Manufacturing Corporation. CTMC’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. Its operations are currently housed in the Springfield facility, thus sharing resources and equipment as well as skilled labor. CTMC manufactures its vehicles pursuant to a QVM Agreement with Ford Motor Company.

Springfield Coach Industries Corporation, Inc. SCB manufactures its vehicles pursuant to a QVM Agreement with Ford Motor Company and a CMC Agreement with General Motors Corporation. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations is housed in a 45,000 square foot manufacturing facility with approximately 60 employees involved in the direct manufacture of the modified chassis.

On August 20, 2004, the Company signed an agreement with Ford Motor Company for a $2.0 million line of credit for the purchase of chassis inventory from Ford. We believe that the line of credit with the supplier will be adequate to meet the funding requirements for the manufacturing facilities. In addition, the Company is negotiating with various lenders to provide floor plan financing for non-conforming chassis purchases and for vehicles that are built as showroom models. This will enable the sales force to present completed vehicles to their prospects in locations outside of the factory. On March 18, 2005, the Company terminated the line of credit with Ford and is currently floor planning chassis purchases through the Company.

After our acquisition of certain assets and liabilities of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and sports utility vehicles (“SUV”). As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes identified by the Company and their focus on specialty vehicles, the Company plans on expending $500,000 on research and development during the next twelve months, in addition to the $829,840 already incurred for the year ended December 31, 2004. There can be no assurances that such expenditures will be made or whether such research and development will fall within the current budget or will ultimately result in an increase in revenues and profits.

During the third quarter of 2004, we assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $1.3 million, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete or too costly to move to the new location and $684,000 settlement to the landlord, moving expenses and other charges. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the second quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. The Company will continue to maintain a significant sales presence in the New York area. The sales office is still housed in this facility and the Company was obligated to the landlord on the CTMC facility through December 2007. The Company negotiated a settlement of the lease agreement with the landlord in the amount of $684,000, which was paid in shares of Coach common stock totaling 556,098 shares and priced at $1.23 at December 31, 2004. The Company is no longer obligated to the landlord on the original lease agreement and is occupying 3,500 square feet of the facility for use by the sales staff on a month to month basis for $5,000 a month.

Financial Services Segment

Coach offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry through CDS and CFS. CFS is a Florida corporation. Its principal executive offices are located in Cooper City, Florida. CDS is a New York corporation. Its principal executive offices are located in Glens Falls, New York.

Coach Financial Services, Inc. CFS offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. CFS targets small to mid-size businesses and professionals. In addition, the Company plans to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles and specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from SCB or CTMC, CDS customers and other commercial fleet operators.

The Company received a secured guidance line of credit from New World Lease Funding in the amount of $5.0 million to be used for funding leases for customers of CFS. The interest rate charged by New World Lease Funding is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is approximately 7.00 percent.

Corporate Development Services, Inc. CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,000 drivers and 250 courier companies.

The Company received a secured guidance line of credit from Sovereign Bank in the amount of $4.5 million to be used for funding leases for customers of CDS. The interest rate charged by Sovereign Bank is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.25 percent and 6.75 percent.

The Company received an ACH (Automatic Clearing house) line of credit from North Fork Bank in the amount of $1.5 million to be used to facilitate the direct deposit function for customers of CDS. The line of credit is collateralized by a Money Market Account held at the North Fork Bank.

Industries

Specialty Vehicle Manufacturing

The limousine industry consists of the manufacturing of modified chassis, both through manufacturer-supported programs, such as through QVM and CMC agreements, as well as non-conforming, non-manufacturer supported chassis modifications. The chassis is purchased from the manufacturer under a manufacturer-supported program and modified based on the specifications provided and monitored by the manufacturer. The modification manufacturer may provide some changes to the design and aesthetics of the product, but not the engineering of the product. The manufacturer closely monitors and reviews the performance of all those modification manufacturers in their programs. In addition, there are those vehicles that are not supported by the manufacturer. These vehicles are manufactured based on the customer specifications or the marketplace. These vehicles do not receive the same warranty from the manufacturer, thus require additional support by the modification manufacturer.

Once a vehicle is manufactured, it is typically sold to one of 16,000 limousine operators. These operators utilize these vehicles to provide livery service. The livery service industry provides drivers and short-term rentals for airport shuttle service, weddings, business travel, proms, funerals and various other special occasions.

Based on the Limousine and Chauffeured Transportation Industry statistics, the limousine manufacturing industry generates approximately $400 million in annual revenues through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 16,000 limousine operators located throughout the United States. These limousine operators are located in the following regions of the United States: 59% in the Northeast; 16% in the Southeast; 11% in the Midwest; and 14% in the West.

Courier Industry

The courier industry consists of approximately 7,200 same day, messenger and expedited courier companies according to US Census data with combined annual sales of approximately $521 million, with about 562,000 couriers in the field. Approximately 400,000 of those couriers are independent contractors. The couriers utilize some form of transportation to provide their service: 3% by bicycle; 34% by small cars; 48% by pick-up trucks or vans; 13% by small or large trucks; and 1% by foot.

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

Products and Services

The Company’s development of products and services is performed by its four subsidiaries. New products and services are evaluated and analyzed by management, with an additional focus on the business and financial impact to the overall company and its subsidiaries.

Manufacturing Products and Services

Lincoln Town Car. A Lincoln Town Car is modified into a luxury limousine through a thirteen step manufacturing process completed over a period of approximately eleven days. The Company maintains a 35 to 45 day inventory of Lincoln Town Car limousines and the Ford Excursion limousines to meet customer demand. The Lincoln Town Car market makes up approximately 90% of the modified limousine chassis market.

Specialty Vehicles. The Specialty vehicles and buses include various SUV’s and buses, as well as other models that are made to order. The customer has many more options in this market however pricing is based on the time, materials manufacturing overhead plus profit margin. The specialty vehicles and buses manufactured at CTMC are primarily built to order. This is a small percentage of the limousine market, however we believe that we can sustain higher profit margins and significant customization is available based on the customers’ specifications.

Financial Services and Products

We offer commercial vehicle lease, commercial vehicle loans, balloon notes, equipment leasing/financing, fleet refinancing and high line automobile lease/financing to the commercial fleet operators throughout the United States.

Our financial services products are funded to the commercial fleet operators for a period between twelve to seventy-two months, based on the year, make and model of the collateral. The rate of interest is between 6.9% and up to a rate of 18%, based on the applicable lending guidelines. The typical loan balance is between $20,000 and $50,000, however based on the collateral, the Company would lend up to $2.0 million. Based on the credit score and classification the borrower is required to conform to a minimal credit application and documentation for those borrowers classified as “A” credit to a full documentation and review of the credit standing, collateral, source of proceeds and review of documentation for those borrowers falling into the “C” or “D” credit criteria. Also the amount of borrowings and down payment on the loan or lease will have a bearing on the amount of documentation that is required by the lending officer. The collateral typically is a vehicle that is the primary source of revenue for our borrowers, such as limousine operators and courier drivers.

In addition, the Company has established a loan and lease committee, which reviews all credits made during the period. Also, all loans or leases over $100,000 requires that at least two members of the loan committee review the credit decision of the lending officer and that they review and approve the credit as well.

The Company intends to proceed on repossession on vehicles or collateral that is delinquent sixty days. All loans or leases considered delinquent 90 days or greater are considered non-interest earning assets or non-accrual. Any loan or lease on non-accrual will be evaluated on a loan-by-loan basis.

Competition

Limousine Manufacturing

SCB and CTMC are two of the nine major limousine manufacturers in the industry operating under a QVM agreement with Ford Motors and a CMC agreement with Cadillac. There are many companies in the marketplace that do not operate under the manufacturer sponsored programs, such as the QVM and CMC. Operating within QVM and CMC agreements enables the Company to provide enhanced warranty coverage to the purchasers of our vehicles, through superior engineering design and by utilizing the resources provided by the Ford and Cadillac. Our competition offers similar products to these limousine operators however; our sales, design and engineering team have focused our products on specifications that commercial fleet operators demand. We intend to further differentiate ourselves by offering to these commercial fleet operator’s financial solutions including automotive leases, contract settlement processing and insurance products. The subcontractor settlement processing to commercial fleet operators enables the Company to communicate our products and services to our clients on a weekly basis versus once every three to four years, when they are in the market for a new vehicle. We believe that due to our focused market niche, and our experience, both with the drivers and the collateral, we will be highly competitive within the marketplace.

Subcontractor Settlement Processing

The Company is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating and reinforcing an independent operator status for the individual drivers. The Company provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require. The software platform and the relationship with the insurance carrier are the key to the success of this business. The business is run on a low gross profit margin and automation is the key to gaining market share in this industry .

Lease Financing

The Company is one of many financial service providers offering lease products to business customers. The competition consists of banks, savings and loans, finance companies, consumer product companies and independent brokers. Some of our competitors may have more financial resources and offer better pricing than us. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer large national and regional banking and financial institutions holding a large accumulation of assets. These institutions may have significantly greater resources, a wider geographic presence or greater accessibility. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

Marketing

Limousine and Specialty Vehicle Manufacturing

The specialty manufacturing business has slowed down since the attack on the World Trade Centers on September 11, 2001 (“9/11”) from a peak of production of 9,000 units produced to 1,800 units produced during 2001 The industry is slowly recovering, but management does not expect the industry to reach the same production levels in the near future. Management anticipates current production for the limousine manufacturing business to be approximately 3,000 units for 2004. The Company anticipates the industry production level to increase, however it is not anticipated that the production will ever reach the 9,000 unit level.

The Company markets its specialty vehicles through tradeshows, print advertising and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis. The Company has an innovative sales and service team focused on building lasting relationships with its customers. This is accomplished by delivering vehicles and services that management believes will inspire customer loyalty and enthusiasm.

The Company typically attends two tradeshows annually to exhibit their products and services, as well as to stay abreast of current trends in the marketplace. In addition to tradeshows, our sales team typically attends local limousine operator association meetings on a monthly basis. This enables the sales team to stay in front of the operators on an on-going basis. The Company and its sales team actively call the operators in their sales market to maintain a personal relationship with the operators. The Company sends out direct mail marketing pieces to select customers or contacts with products or services that we believe will result in a future sale of our products.

The Company has implemented a new software package that enables management to track the sales calls by region, salesperson and operator. This provides a tool for management to assess the sales process as well as the individual performance of the sales staff. We intend to continue to refine the process through further implementation of this software package. This software package will be utilized by our sales force to sell all the products that the Company has to offer, including loans and lease financing, financial services, subcontracting settlement processing and limousines and specialty vehicles.

In addition, the Company places print advertisement in various trade publications, which are supported by QVM and CMC agreements. The Company believes that maintaining a presence in the limousine community provides the recognition necessary to further their other forms of advertising and marketing.

Financial Services - Loan and Lease Financing. The Company markets its lease financing and other financial services through both the sales force for the limousine operators as well as through a directed sales force, specific to the industry that targets fleet operators and independent dealers within the specific niches that we intend to target. The Company also sends out direct mail marketing pieces to select customers or contacts with products or services that they believe will result in a future sale of our products.

Financial Services - Subcontractor Settlement Processing. With the acquisition of CDS, the Company anticipates access to 5,000 courier drivers that we believe have specific needs that we intend to address immediately. CDS provides solutions to problems that are endemic to the courier industry on an individual level, as well as an association. Classification of drivers that service the courier business are an issue for the owner operator, whereby they may subject themselves to questions relating to the driver’s status as an employee or independent contractor. The Company provides the support, education, products and insulation to enhance the independent contractor relationship. We believe that the key to the success of this acquisition is to further provide the couriers with leases, cars and additional insurance products and services.

In addition, Company will continue to meet with local and national limousine associations to present them with CDS’s business solutions. The Company intends to market to the limousine industry the subcontractor settlement processing, insurance products and to expand and implement products and services offerings to this market segment.

Source and Availability of Raw Material for Production

The Company’s two major suppliers are Ford Motor Company and General Motors Corporation, which provide the chassis for the Lincoln Town Car and the Cadillac products that the Company then manufactures into a modified vehicle under a QVM agreement with Ford and a CMC agreement with General Motors Corporation. The Company believes that its relationship with these major suppliers is in good standing at this time and that the supply of chassis inventory is adequate to meet our operating needs.

Agreements with Major Suppliers

The Company manufactures luxury limousines, specialty vehicles and limousine buses under a QVM with Ford Motor Company and a CMC with General Motors Corporation. These agreements are evaluated and renewed annually by Coach. The Company is able to utilize the expertise of the supplier for engineering expertise, warranty support, rebates for chassis purchases and a source of marketing funds.

Research and Development

The Company did not have any research and development expenses for the year ended December 31, 2003. Research and development was $829,840 for the year ended December 31, 2004. After our acquisition of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and SUV’s. As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes identified by the Company, their focus on specialty vehicles, the Company plans on expending $500,000 on research and development during the next twelve months. There can be no assurances that such expenditures will be made or whether such research and development will fall within the current budget or will ultimately result in an increase in revenues and profits.

Seasonality

The specialty vehicle business is seasonal, whereby most purchases are made during the second and fourth quarters of the fiscal year. The plants close for a week in the summer and a week in December. The Company plans on diversifying its business to mitigate some of the seasonality of the current operations.

Subsidiaries

We own four wholly owned operating subsidiaries: (1) Springfield Coach Industries Corporation, Inc., a Missouri corporation; (2) Commercial Transportation Manufacturing Corporation, a New York corporation; (3) Coach Financial Services, Inc., a Florida corporation; and (4) Corporate Development Services, Inc. and its three subsidiaries; Subcontracting Concepts, Inc., a New York Corporation, SCI Two-Wheel, Inc and .Subcontracting Concepts, Inc., a Connecticut Corporation.

Employees

As of December 31, 2004, we had 82 full-time employees, 57 of which are in manufacturing personnel and the remainder of which serve in a managerial, sales, marketing or administrative capacity. We currently outsource our sales and marketing function. We have 18 employees relating to the acquisition of CDS that are employed through a professional employment organization. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

Government Regulation

Our Cadillac Master CoachBuilder Agreement with General Motors Corporation and the Quality Vehicle Modifier Agreement with Ford Motor Company require that we maintain and adhere to strict engineering and manufacturing standards set by the National Highway Traffic and Safety Agency (“NHTSA”) for manufactured vehicles. The National Highway Traffic Safety Administration (NHTSA), under the U.S. Department of Transportation, was established by the Highway Safety Act of 1970, as the successor to the National Highway Safety Bureau, to carry out safety programs under the National Traffic and Motor Vehicle Safety Act of 1966 and the Highway Safety Act of 1966. We purchase our vehicles directly from the original manufacturers, such as Ford Motor Company, General Motors Corporation and Daimler-Chrysler, and then modify the vehicles based on our customer’s requirements or the specific product lines. As such, we are not subject to the same regulations as other automotive manufacturers.

History

Coach was incorporated in the State of Nevada in October 1998. Its principal executive offices are located at 12330 SW 53rd Street, Suite 703, Cooper City, FL 33330. Our telephone number is (954) 602-1400.

Coach owns 100% of four subsidiaries. On September 1, 2003, Coach acquired CTMC through a reverse merger. Coach issued approximately 3 million shares of common stock to CTMC in a stock for stock exchange. CTMC is a New York corporation. Its sales offices are located in Bohemia, New York.

On December 31, 2003, Coach, through SCB, its newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. The acquisition was valued at $2.82 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003 plus cash payments of $156,500 paid in April 2004. SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri.

On July 9, 2004, Coach, through CFS, its newly formed wholly owned subsidiary, entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. We issued 423,529 shares of common stock, valued at $720,000, to the shareholders of CDS. CFS is a Florida corporation. Its principal executive offices are located in Cooper City, Florida.

On August 6, 2004, Coach signed a letter of intent to acquire CDS, whereby the Company issued to the shareholder of CDS a combination of stock and cash. The acquisition was completed on August 31, 2004 and is reflected in our financial statements as of September 1, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. In addition, Coach paid $500,000 in cash and issued a promissory note in the amount of $460,000 to the shareholders of CDS. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company issued to the shareholders additional consideration of $1.2 million in the same proportionate allocation of notes and common stock. CDS is a New York corporation. Its principal executive offices are located in Glens Falls, New York.

Item 2. Description of Property

In August 2003, Coach Company relocated its corporate offices to Coral Springs, Florida. Coach leased approximately 1,000 square feet of office space on a month-to-month basis from Francis O’Donnell, our Chief Executive Officer. The Company did not pay rent for this office space. In July 2004, Coach signed a lease agreement with Cooper City Commerce Center, Inc. for approximately 6,500 square feet of mixed use office space in Cooper City, Florida to house the corporate offices, the Florida sales offices and for CFS operations. Our annual rent is $84,000, plus applicable taxes and common area expenses, such payments commencing in February 2005. The lease term expires October 2009. Prior to the relocation to Cooper City, Florida, the Company was been housed in temporary office space at 12555 Orange Drive, Davie, Florida from August 2004 through January 2005 at a monthly rent is approximately $3,000 per month.

CTMC leases approximately 30,000 square feet of space located in Bohemia, New York, pursuant to a lease agreement, which expires in December 2007. Our annual rent under the lease is $288,000, for the remainder of the term. CTMC uses the space as its executive offices and manufacturing plant. The lease is non-cancelable. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month-by-month basis.

SCB lease approximately 45,000 square feet of space located in Springfield, Missouri, from an unrelated third party, pursuant to a lease, which expires in December 2006. SCB uses the space as its executive office, manufacturing facility and approximately 16,000 square feet as a warehouse facility. Annual rent under the lease is $132,000 per year for years 2004, 2005 and 2006.

CDS leases approximately 7,000 square feet of office space located in Glens Falls, New York from an unrelated third party, pursuant to a lease, which expires in December 2008. CDS uses the space as its executive office space and operations center. Annual rent for the space is $74,000. CDS has an option to renew the lease for an additional five years prior to the expiration of the initial lease. The space has been subleased to an affiliated company for the same period.

It is management’s opinion that our insurance policies cover all insurance requirements of our landlords. We own or lease the basic tools, machinery and equipment necessary to conduct our business. We believe that the above facilities are generally adequate for present operations.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company may become subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

Item 4. Submission of Matters to a Vote of Security Holders

On November 15, 2004 the Company held its Annual Meeting for the election of (i) directors, (ii) ratification of accountants and (iii) the approval of the 2004 Stock Option Plan.

Election of directors for each individual nominee:

Francis O’Donnell.	For: 10,655,576; Withhold Authority: 262
John Gore.	For: 10,655,576; Withhold Authority: 262
Susan Weisman.	For: 10,595,576; Withhold Authority: 60,242
Joseph I. Emas.	For: 10,655,576; Withhold Authority: 262

Ratification of the appointment of the appointment of Jewett, Schwartz & Associates, as the Company’s independent certified public accountants for the fiscal year ending December 31, 2004.

For: 10,550,996; Against: 0, Abstain: 0

Ratification to the Company’s 2004 Stock Option Plan,

For: 10,460,734; Against: 55,314; Abstain: 200,000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “CIGI.” Prior to August 2003, our common shares were quoted on the OTC Bulletin Board under the symbol “SHND.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated, as adjusted to reflect the 1:67 reverse stock split on December 30, 2002 and the 1:4 reverse stock split on August 25, 2003. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price
Period	High	Low
Fiscal Year 2004:
December 31, 2004	$1.37	$1.03
September 30, 2004	1.70	1.10
June 30, 2004	2.15	1.15
March 31, 2004	2.00	1.50

Fiscal Year 2003:
December 31, 2003	$1.84	$1.10
September 30, 2003	2.04	1.00
June 30, 2003	2.68	1.12
March 31, 2003	2.60	0.80

Fiscal Year 2002
December 31, 2002	$2.68	$0.40
September 30, 2002	2.68	.01
June 30, 2002	9.40	1.36
March 31, 2002	14.20	5.64

Holders

We have approximately 400 record holders of our common stock as of December 31, 2004, according to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which was approved by our shareholders on November 15, 2004. The purposes of the 2004 Plan are (i) to promote the long-term interests of the Company and its stockholders by strengthening the Company’s ability to attract, motivate and retain key personnel and (ii) to provide additional incentive for those persons through stock ownership and other incentives to improve operations, increase profits and strengthen the mutuality of interest between those persons and the Company. The Company believes that the granting of stock options and other awards will serve as partial consideration for and give well-qualified employees, non-employee directors and others an additional inducement to remain in the service of the Company and provide them with an increased incentive to work for the Company’s success.

The 2004 Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (“Incentive Stock Options”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options (“Nonqualified Options”) and (iii) restricted stock. The total number of shares of Common Stock with respect to which awards may be granted under the 2004 Plan shall be three million (3,000,000) shares of common stock. As of December 31, 2004, the Board has approved and allocated the issuance of all 3,000,000 shares of common stock under the 2004 Plan. The Board has approved the Company to issue options to purchase all 3,000,000 shares of common stock reserved under the 2004 Plan.

Stand-Alone Grants

Our Board of Directors approved during 2004, the issuance to our Chief Executive Officer, Frank O’Donnell, of options to purchase up to 891,600 shares of restricted common stock, and the issuance to Susan Weisman and John Gore of 891,600 shares of restricted common stock each upon finalization of their respective employment agreements. The Board of Directors has also approved the issuance to various employees of options to purchase up to 300,000 shares of restricted common stock. The options will vest one year after their issuance. Other than the foregoing, we do not currently have any outstanding stock options or stock appreciation rights. However, in the future our board of directors may grant additional common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any formal stock plans. The terms of these grants may be individually negotiated.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the period covered by this annual report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

For the year ended December 31, 2004, the Company issued 9,700,000 shares of common stock as follows:

Effective December 31, 2004 we settled an obligation with FCW Realty a company controlled by an officer and director of the Company for $684,000, which was paid in 556,098 shares of common stock. The Company is no longer obligated under the original lease agreement and is currently leasing a sales office in this facility on a month by month basis.

Effective December 31, 2004, the Company accrued an obligation to certain executives for their personal guarantees on approximately $12 million of obligations of the Company. The Company accrued $1.2 million in compensation to these executives for consideration of these personal guarantees. One executive officer and director converted his compensation of $714,893 into 777,058 shares of common stock.

In December 2004, we entered into a consulting agreement with Capital Growth Advisors, whereby we issued 60,000 shares as a provision of the agreement. The shares are fully earned.

In November 2004, we entered into a consulting agreement with Alliance Advisors, whereby we issued 80,000 shares of common stock as a provision of the agreement. The shares are fully earned.

On November 15, 2004, the Company issued 250,000 shares of common stock to Joseph I. Emas, our Chief Compliance and Ethics Officer, effective January 1, 2004. Mr. Emas, our general counsel, has been our Chief Ethics and Compliance Officer since January 1, 2004.

On September 29, 2004, we issued a convertible term note in the aggregate principal amount of $6,000,000 to Laurus Master Fund, Ltd., pursuant to a Securities Purchase Agreement and ancillary agreements. The term of the note is three years and bears interest at the prime rate (as published in the Wall Street Journal) plus 3.5 percent. In connection with the agreement and the note, we issued to Laurus warrants, exercisable for a period of seven years, to purchase up to (i) 495,867 shares of common stock at $1.51 per share, (ii) 495,867 shares of common stock at $1.82 per share, and (iii) 495,867 shares of common stock at $2.12 per share. During November 2004 Laurus Master Fund Ltd, converted $300,000 of the convertible term notes into 600,000 shares of common stock. These shares were registered under Form SB-2, effective February 4, 2005.

In September 2004, we issued 25,000 shares of common stock to Benchmark Consulting in settlement of indebtedness arising from the provision of services pursuant to a consulting agreement.

The Company issued to Kramer Weisman and Associates, LLC, an accounting and consulting firm controlled by Ms. Weisman’s husband, Lester Weisman, 75,000 shares of common stock, valued at $79,500, to Kramer Weisman and Associates, LLC. The shares are for services to be provided to the Company over twelve months and vest equally over the twelve months commencing August 31, 2004.

On August 6, 2004, we signed a Letter of Intent with the shareholders of CDS, pursuant to which on August 31, 2004, we agreed to issue 3,226,893 shares of restricted common stock to such shareholders as partial consideration for our acquisition of all of the common stock of CDS and its affiliates. This transaction was valued at $1.19 per share. Effective December 24, 2004 we issued 806,724 shares of restricted common stock to such shareholders of CDS as additional consideration for our acquisition of CDS, pursuant to the agreement.

In August 2004, we issued 1,299,582 million shares of restricted common stock to Elm Street Partners, LLC, an affiliate of our Chief Executive Officer, in connection with its conversion of a convertible promissory note and issued warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share.

On July 9, 2004, we issued from treasury stock 423,529 shares of restricted common stock to various shareholders in consideration for all of the common stock of Go Commercial in connection with the merger of Go Commercial into CFS. This transaction was valued at $720,000.

In July 2004 the Company issued 25,000 shares of common stock to a private investor for $25,000.

On July 1, 2004, we issued 50,000 shares of restricted common stock to Richardson & Patel LLP in settlement of indebtedness arising from the provision of legal services rendered to the Company.

On June 28, 2004, we issued Elm Street Partners, LLC, a company controlled by Francis O’Donnell, 336,000 shares of common stock, upon conversion of $386,400 of convertible notes. Elm Street also received detachable warrants for the equivalent number of shares of common stock at a strike price of $2.50, expiring in five years.

On May 19, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase up to an aggregate of $6 million in shares. As compensation to Fusion Capital in connection with its purchase commitment under the common stock purchase agreement, we issued 224,900 shares of common stock on June 28, 2004. This transaction was valued at $1.58 per share. On May 11, 2004, the Company issued 20,000 shares of restricted common stock for expenses in connection with the acquisition of the equity line from Fusion Capital Fund II, LLC. This transaction was valued at $1.70 per share.

On May 11, 2004, we issued Elm Street Partners, LLC, a company controlled by Francis O’Donnell, 375,000 shares of common stock, upon conversion of $431,250 of convertible notes. Elm Street also received detachable warrants for the equivalent number of shares of common stock at a strike price of $2.50, expiring in five years.

On May 11, 2004 we issued 505,000 shares of common stock to the various consultants for their investor relations services for the year ended December 2004 totaling $858,500.

For the year ended December 31, 2003, the Company issued 7,700,000 million shares of its common stock as follows:

On August 26, 2003, the Company issued 3,000,000 restricted shares of common stock, valued at $0.45 per share, to the shareholders of CTMC in connection with our acquisition of CTMC.

On August 26, 2003, the Company issued 433,333 restricted shares of common stock issued to Innovative Consulting Group, a company controlled by Francis O’Donnell, in settlement of related party payable totaling $65,000, accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 677,333 restricted shares of common stock issued to International Equities and Finance, LLC in settlement of $101,000 in related party payables accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 1,600,000 restricted shares issued into treasury for the consideration for a potential transaction. This transaction related to the acquisition of Go Commercial Leasing and has been consummated on July 9, 2004. The transaction was adjusted based on the value of the acquisition. The company will issue to the owners of Go Commercial Leasing, 423,529 shares of restricted common stock from treasury for this transaction. The remaining shares in treasury will be canceled.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management’s Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•	Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.

•	Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the limousine market.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Coach Industries Group, Inc. Overview and Business Strategy

Coach is a holding company, which, through its subsidiaries, manufactures specialty vehicles for commercial fleet operators and offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry. Our long-term strategy is to offer and expand our array of specialty vehicles and limousines and to offer financial services to existing customers as well as other commercial fleet operators. We plan to leverage our manufacturing business segment to expand our financial services to commercial fleet operators, specifically the 7,000 courier companies and the 16,000 limousine operators, throughout the United States. Coach will actively pursue acquisition candidates that can support the expansion of these products and financial services. We currently have four wholly owned subsidiaries.

In September 2003, Coach acquired Commercial Transportation Manufacturing Corporation (“CTMC”) through a reverse merger. CTMC is a New York corporation. Its principal executive offices are located in Bohemia, New York. CTMC focuses on manufacturing specialty vehicles and limousine buses.

In December 2003, the Company formed Springfield Coach Industries Corporation, Inc. (“SCB”), by acquiring certain assets and assuming certain liabilities from Springfield Coach Builders, Inc. (“Springfield”). SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri. SCB focuses on manufacturing Lincoln Town Car limousines and Ford Excursion limousines.

On July 1, 2004, we formed Coach Financial Services, Inc. (“CFS”). CFS provides financial services to purchasers of our various automotive products and also to other limousine operators. On July 9, 2004, we entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. This acquisition will enable us to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles as well as other financial services, such as specialty lines of insurance products. CFS intends to provide various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to customers who purchase vehicles from Coach as well as other operators purchasing vehicles from competitors.

CFS acquired a $1.5 million lease portfolio under management and a $4.5 million secured guidance line of credit to be utilized to fund its leases. CFS intends to provide closed-end leases to purchasers of limousines manufactured by the Company. CFS also intends to market its leases through dealers with established relationships with management. CFS will require additional borrowing facilities for its operations, based on the production requirements of its portfolio. We are in the process of negotiating these credit facilities with various lenders.

Annually, the limousine manufacturing industry generates approximately $400 million in revenues through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 16,000 limousine operators located throughout the United States. These limousine operators are located in the following regions of the United States: 59% in the Northeast, 16% in the Southeast, 11% in the Midwest and 14% in the West. The Company’s facilities are strategically located to economically service the limousine market. SCB, because of its Midwest location, provides the Company with the opportunity to economically support customers located in the Midwestern, Southeastern and Western region of the United States. SCB’s Midwestern location also provides the Company significant operating expense advantages due to lower labor and occupancy costs. CTMC’s New York presence allows the Company to support the lucrative Northeastern market. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and SUV’s. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines, which represent approximately ninety percent (90%) of the market, and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses.

After our acquisition of certain assets and liabilities of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated as to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and SUV’s. As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes identified by the Company and their focus on specialty vehicles, the Company plans on expending $500,000 on research and development during the next twelve months in addition to the $829,840 already incurred for the year ended December 31, 2004. There can be no assurances that such expenditures will be made or whether such research and development will fall within the current budget or will ultimately result in an increase in revenues and profits.

The business strategy of the Company is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the premiere luxury limousine manufacturer in the marketplace. The Company sells its custom limousine chassis to limousine operators throughout the United States. The Company markets its limousines through tradeshows, print advertising and direct marketing to limousine operators. The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis. The Company’s two major suppliers are Ford Motor Company and General Motors Corporation, which provide the chassis for the Lincoln Town Car and the Cadillac products that the Company then manufactures into a modified vehicle under the QVM and CMC agreements. The Company believes that their relationship with these major suppliers is in good standing at this time and that the supply of chassis inventory is adequate to meet our operating needs.

The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as internally and externally generated equity capital, as sources of expansion capital. We believe this gives us a competitive advantage from other manufacturers in our industry who do not have access to these capital markets.

The Company has signed an agreement with Ford Motor Company for a $2.0 million line of credit for the purchase of chassis inventory. We believe that the line of credit with the supplier will be adequate to meet the funding requirements for the manufacturing facilities. In addition, the Company is negotiating with various lenders to provide floor plan financing for non-conforming chassis purchases and for vehicles that are built as showroom models. This will enable the sales force to present completed vehicles to their prospects in locations outside of the factory. In addition, Company has established a $1.6 million floor plan line of credit with a local dealership in New York. The dealership funds the purchase of chassis inventory, interest free for 90 days. The balance outstanding, from Ford Motor Company and local dealership at December 31, 2004 was $1.1 million. Effective March 18, 2005, the Company has terminated the line of credit with Ford and the floor plan is financed currently by the Company.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the period from January 8, 2003 (inception) through December 31, 2003 of $1.7 million and a net loss of $6.2 million for the year ended December 31, 2004. The Company has acquired certain assets and liabilities of Springfield effective December 31, 2003. The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

The Company has signed an agreement with Ford Motor Company for a $2.0 million line of credit for the purchase of chassis inventory from Ford. We believe that the line of credit with the supplier will be adequate to meet the funding requirements for the manufacturing facilities however effective March 18, 2005, the Company terminated the agreement with Ford and the floor plan is currently provided by the Company. The termination of the agreement provided the Company with access to an additional $500,000 which was utilized to collateralize the line of credit with Ford Motor Credit Corporation, as well as provide the plant with the flexibility that they needed to purchase chassis other than Ford products, such as the Chrysler 300, in addition to allowing the sales force to have showroom models. In addition, Company has established a $1.6 million floor plan line of credit with a local automotive dealership located in New York. The dealership funds the purchase of chassis inventory that is purchased from the dealership, interest free for 90 days.

The Company received a secured guidance line of credit from Sovereign Bank in the amount of $4.5 million to be used for funding leases for customers of CDS. The interest rate charged by Sovereign Bank is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.25 percent and 6.75 percent.

The Company has a secured guidance line of credit from New World Lease Funding in the amount of $5.0 million, which it utilizes for funding leases for customers of CFS. The interest rate charged by New World Funding is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged by Sovereign Bank on these leases is approximately 7.00 percent.

The Company received an ACH line of credit from North Fork Bank in the amount of $1.5 million to be used to facilitate the direct deposit function for customers of CDS. The line of credit is collateralized by a Money Market Account held at the Bank.

In addition, on September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, at December 31, 2004 the interest rate was 8.75 percent. The facility allows for the outstanding principal and accrued interest to be converted into common stock at a fixed conversion prices. As of December 31, 2004, we have received $3,168,015, which is convertible into an aggregate of up to 2,779,224 shares of common stock, including (i) 600,000 shares of common stock that Laurus converted at the rate of $0.50 per share; (ii) 2,309,278 shares of common stock which may be converted at the rate of $0.97 per share; (ii) 717,368 shares of common stock which may be converted at the rate of $1.21 per share. The remainder of the balance at December 31, 2004 under the Note of $2,831,985 is held by the Company in a restricted account controlled by Laurus. The amounts included in the restricted account are considered as a cash and cash equivalent, as the Company has drawn those funds from the restricted account in the first quarter of 2005.

Based on a market preference provided to Laurus on the transaction of 20 percent of the first $2.0 million, the Company reclassified $400,000 to additional paid in capital. This amount will be accretive to the Convertible Notes over a 36 month period.

On September 29, 2004, the Company received $1.6 million in proceeds from the Convertible Note to be used by the Company; $960,000 for the acquisition of CDS which was placed in an escrow account at closing; $240,000 management fee; additional fees of $26,500 and the balance of $373,500 to be utilized for corporate working capital requirements.

On September 29, 2004 $4.4 million was placed in a restricted cash account in the name of the Company to be utilized by the Company for the purchase of tangible property, unencumbered assets or for future acquisitions of target companies.

The Convertible Note accrues interest, at December 31, 2004 at 8.75%. The Company is required to make interest payments to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to make principal amortization payments on the funded balance, over a 33 month period, starting January 1, 2005.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

As part of the above transaction, the Company is required to file a registration statement and intends to do so, with the terms of the agreement. The Company amortized $35,625 for the year ended December 31, 2004.

The Company, through SCB, acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and the SUV’s. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. The Company intends to expend 500,000 on research and development during the next twelve months. The Company has expended approximately $829,000 on research and development for the year ended December 31, 2004.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $1.3 million, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete or too costly to move to the new location and $684,00 was for settlement of the lease obligation. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. The Company will continue to maintain a significant sales presence in the New York area. . The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation.. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month by month basis.

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

On August 6, 2004, Coach signed a letter of intent to acquire Corporate Development Services, Inc., located in Glens Falls, New York, and its affiliated companies, whereby the Company will issue a combination of stock and cash. The acquisition was completed on August 31, 2004 and is reflected in our financial statements as of September 1, 2004. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. The Company provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers.

Financial Condition - December 31, 2004 compared to December 31, 2003

Current Assets

Cash and cash equivalents. Cash and cash equivalents increased from $91,565 at December 31, 2003 to $3.5 million at December 31, 2004, the increase is primarily due to the acquisition of CDS, effective August 31, 2004 and the Laurus transaction. The cash balances at December 31, 2004, specific to CDS were $750,000. The amount classified as short-term pertains to the short-term debt repayment required by the transaction, as well as cash funded from the restricted account for collateral in the subsequent period.

Restricted cash. Restricted cash increased from zero at December 31, 2003 to $500,000 at December 31, 2004. The balance primarily relates to the collateral related to the irrevocable letter of credit, which is collateral for the line of credit with Ford Motor Credit Corporation. The Company closed on the Laurus transaction on September 29, 2004. The amount classified as short-term pertains to the short-term debt repayment required by the transaction, as well as cash funded from the restricted account for collateral in the subsequent period.

Accounts receivable, net. Accounts receivable, net at December 31, 2004 was $1.3 million compared to $12,939 at December 31, 2003. The increase reflects balances of $280,000 relating to the manufacturing business and $810,000 relating to the acquisition of CDS on August 31, 2004.

Unbilled Revenue – Unbilled revenue at December 31, 2004 was $298,000 specifically related to the CDS acquisition as of August 31, 2004.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory increased from $1.3 million at December 31, 2003 to $1.8 million at December 31, 2004. The increase is directly attributed to the inventory levels at SCB. The Company at December 31, 2004 had back orders on its vehicles of 34 limousines and specialty vehicles.

Total current assets. Total current assets increased from $1.5 million at December 31, 2003 to $7.7 million at December 31, 2004, primarily as a result of the Company acquiring CDS effective August 31, 2004, closing the Laurus transaction for $6.0 million and the increase in accounts receivable, net primarily relating to the operations of CDS and SCB. Accounts receivable – related parties increased from $31,593 at December 31, 2003 to $188,862 at December 31, 2004. The increase relates to balances due from affiliates of the former companies. Prepaid expenses and other current assets increased from $57,680 at December 31, 2003 to $247,923 at December 31, 2004. The increase relates to rental and security deposits placed on corporate offices of approximately $67,000 and costs associates with capital transactions $67,500.

Property and Equipment. Property and equipment increased from $901,865 at December 31, 2003 to $2.0 million at December 31, 2004, related to the acquisition of CDS effective September 1, 2004. The Company allocated $1.4 million from goodwill based on a report of an independent consultant (discussed below) relating to the contract settlement platform.

Goodwill. At December 31, 2003 goodwill was $2.2 million, specifically related to the acquisition of certain assets and liabilities of Springfield, effective December 31, 2003. The acquisition was valued at $2.82 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003 plus cash proceeds of $156,500 paid in April 2004. Management believes that the acquisition of certain assets and liabilities of Springfield enabled the Company’s entrée into the Midwestern and Western United States Markets through the Company’s existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, Missouri, which increased our manufacturing capacity and reduced the cost of distribution in those markets.

At December 31, 2004, goodwill was $6.2 million, including the acquisition of certain assets and certain liabilities of Springfield discussed above, the acquisition of Go Commercial, effective July 9, 2004 and the acquisition of CDS effective August 31, 2004. The acquisition of Go Commercial was valued at $720,000 or $1.70 a share and 423,529 shares of common stock were issued out of treasury stock on that date. The Company recorded goodwill on the transaction of approximately $797,000.

The CDS acquisition was valued at $6.0 million, a combination of cash, notes and common stock. Approximately 4.0 million shares of common stock were issued to each of the shareholders of CDS. Goodwill on the transaction was valued at $3.0 million. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.4 million to the independent contractor settlement platform and $1.2 million attributed to the customer list of CDS.

Lease receivables, net. At December 31, 2004 the balance of lease receivables was approximately $2.2 million net of an allowance for lease losses of approximately $105,000. At acquisition the Company acquired specific reserves to the portfolio of approximately $166,000 and a general reserve of $80,000. The Company recognized an additional provision for lease losses on new production of approximately $25,000.

Liabilities

Accrued wages. Accrued wages increased from $32,921 at December 31, 2003 to $427,205 at December 31, 2004, the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach. Accrued wages included approximately $324,000 of accrued wages for officers and directors of Coach. In an effort to better utilize corporate resources, a significant portion of these accrued and unpaid wages are anticipated to be converted into common stock at the discretion of the Executive, based on a fixed conversion price of $0.92. During 2004 one executive and director converted $714,000 of accrued wages into 777,058 shares of common stock related to compensation pertaining to personal guarantees. Also, one executive and director offset $429,000 of accrued wages relating to personal guarantees against a liability owed by a company owned and controlled by him for the year ended December 31, 2004.

Accounts payable and other accrued expenses. Accounts payable increased from $367,670 at December 31, 2003 to $2.3 million at December 31, 2004, the increase is primarily relating to the operations of Coach, CDS, CTMC and SCB. Accounts payable and accrued expenses at December 31, 2004, associated for the individual entities is as follows; Coach, approximately $301,000; CDS approximately $710,000; CTMC, approximately $237,000; and SCB, approximately $600,000.

Accrued Contract Settlement. Accrued contract settlement at December 31, 2004 was $295,000 specifically related to the acquisition of CDS.

Customer deposits. Customer deposits increased from $230,273 at December 31, 2003 to $233,345 at December 31, 2004.

Related party payable. Related party payable decreased from $305,739 at December 31, 2003 to $95,450 at December 31, 2004. The decrease relates primarily due to expenses paid for by an officer of the Company, offset by the reclassification $305,739 to convertible debt.

Notes payable-related parties. Notes payable-related parties increased from $613,659 at December 31, 2003, to $900,000 at December 31, 2004. The $900,000 of notes payable relates to the $200,000 due to a former shareholder of CDS, upon acquisition and the $700,000 relates to the notes established in accordance with the purchase agreement. The 2003 balance relates to the acquisition of certain assets and liabilities of Springfield Coach Builders, Inc. The notes payable – related parties was funding the purchase of chassis for SCB. These balances were transferred and/or repaid on the floor plan line of credit to Ford Motor Credit Corporation.

Lines of credit. The lines of credit increased from zero at December 31, 2003 to $1.1 million at December 31, 2004, primarily related to a line of credit with Ford Motor Credit Corporation for the purchase of chassis for production and the reclassification discussed above.

Deferred Revenues. Deferred revenues at December 31, 2004 were zero based on the timing of the year-end payments and also that the billing and payment cycle ended on the date of payment, no advance payments were received by the Company. Typically the courier operator will fund in anticipation of those balances due to the drivers on the stipulated payment date.

Related party payable – convertible. The Company has related party payables - convertible at December 31, 2004 and December 31, 2003 to a related party of zero. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

Convertible notes payable. On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, at December 31, 2004 the interest rate was 8.75 percent. The facility allows for the outstanding principal and accrued interest to be converted into common stock at a fixed conversion prices. As of December 31, 2004, we have received $3,168,015, which is convertible into an aggregate of up to 2,779,224 shares of common stock, including (i) 600,000 shares of common stock that Laurus converted at the rate of $0.50 per share; (ii) 2,309,278 shares of common stock which may be converted at the rate of $0.97 per share; (ii) 717,368 shares of common stock which may be converted at the rate of $1.21 per share. The remainder of the balance at December 31, 2004 under the Note of $2,831,985 is held by the Company in a restricted account controlled by Laurus.

The current portion of long-term debt at December 31, 2004 of $1.8 million is specifically related to the Convertible Notes. The amount of Convertible Notes, long-term net of warrants and discounts was $2.6 million at December 31, 2004.

On September 29, 2004, the Company received $1.6 million in proceeds from the Convertible Note to be used by the Company; $960,000 for the acquisition of CDS which was placed in an escrow account at closing; $240,000 management fee; additional fees of $26,500 and the balance of $373,500 to be utilized for corporate working capital requirements.

The Convertible Note accrues interest, effective December 31, 2004 at 8.75%. The Company is required to make interest payment to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to make principal amortization payments on the funded balance, over a 33 month period, starting January 1, 2005.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

The Company amortized $35,625 for the year ended December 31, 2004 with zero for the same period in 2003.

Lease financing obligation. Lease financing obligation at December 31, 2004 was $885,000. This balance relates to the amount funded by, or pending funding in relationship to the portfolio acquired from Go Commercial acquired in July 2004. Sovereign Bank also provided an additional secured guidance line of credit to the Company for $4.5 million. The interest rate is determined on a lease by lease basis and interest rate includes a component for servicing for the portfolio. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.25 percent and 6.75 percent.

Warranty reserve. The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $148,755 and $20,535 as of December 31, 2004 and 2003, respectively. Warranty expense for the years ended December 31, 2004 and 2003 were $200,995 and $20,535, respectively and charges to the warranty reserve was $72,775 for the year end December 31, 2004. The warranty reserve during 2003 was related to CTMC.

Results of Operations – For the Years Ended December 31, 2004 compared to December 31, 2003

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

Gross revenues. Gross revenues were $83.6 million for the year ended December 31, 2004 compared to $1.1 million for the year ended December 31, 2003 the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the period from September 1, 2004 through December 31, 2004 was approximately $68.4 million. The balance of the revenue primarily relates to SCB and CTMC, or $14.5 million compared to $1.1 million for the same period in 2003, which was for CTMC operations only.

Costs of goods sold. Costs of goods sold were $80.0 million for the year ended December 31, 2004 compared to $1.4 million for the same period of 2003, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the period from September 1, 2004 through December 31, 2004 was approximately $67.5 million. The balance of the costs primarily relates to SCB and CTMC, or $11.9 million compared to $1.4 million for the same period in 2003, which was for CTMC operations only.

Operating expenses. Operating expenses were $9.7 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $5.0 million for the year ended December 31, 2004 compared to $463,099 for the year ended December 31, 2003, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. The general and administrative expenses for 2003 only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger. Included in the general and administrative expenses for 2004 is $1.2 million of compensation to two executives and directors for their personal guarantees on approximately $12 million of indebtedness of the Company.

Amortization of intangible assets amounted to $107,000 for the year ended December 31, 2004 compared to zero for the same period in 2003. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.4 million to the independent contractor settlement platform and $1.2 million attributed to the customer list of CDS.

Amortization of deferred compensation was $1.3 million for the year ended December 31, 2004 compared to $550,366 for the same period in 2003. The Company issued stock for past and future consulting services. The Company issued 1.3 million shares of restricted common stock, with a value of $1.9 million to these consultants, of which approximately $104,000 is to be earned over a period of up to one year.

Sales and marketing expenses for the year ended December 31, 2004 were $549,317 compared to $47,999 for the same period in 2003. The 2004 period reflect the operations of CTMC, CDS, CFS and SCB. The sales and marketing expenses include commission, advertising and marketing expenses primarily for the CDS and the manufacturing facilities.

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $1.3 million, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete or too costly to move to the new location. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the second quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. The Company will continue to maintain a significant sales presence in the New York area. . The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month by month basis.

Rent expense for the year ended December 31, 2004 was $232,954 compared to $259,200 for the year ended December, 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

Interest expense for the year ended December 31, 2004 was $354,774 compared to zero for the same period in 2003. Interest expense associated with the Laurus transaction is $217,054, inclusive of interest paid and accrued amortization expense on warrants, deferred loan costs and discounts associated with the conversion of the debt. The balance of the interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days. Also included in interest expense is the related amortization of deferred loan costs and warrant costs.

Net Loss. Net loss was $6.2 million for the year ended December 31, 2004 compared to a loss of $1.7 million for the same period in 2003, primarily due to amortization of deferred compensation, loss on relocation of the CTMC facility and higher general and administrative overhead, including the compensation of $1.2 million for personal guarantees.

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

Accounts payable and other accrued expenses. Accounts payable increased from zero at December 31, 2002 to $367,670 at December 31, 2003, an increase of $367,670, relating to the operations of CTMC.

Related party payable. Related party payable increased from zero at December 31, 2002 to $305,739, specifically relating to funding cash funding requirements of CTMC and SCB. In addition, professional fees were paid directly by a related party.

Notes payable-related parties. Notes payable-related parties increased from zero at December 31, 2002 to $613,659 at December 31, 2003, an increase of $613,659 primarily related to notes payable - related parties totaling $613,659 pertaining to the acquisition of SCB effective December 31, 2003, specifically relating to the chassis inventory financed.

Total current liabilities. Total current liabilities increased from zero at December 31, 2002 to $1.7 million at December 31, 2003, an increase of $1.7 million, primarily as a result of the Company related to the acquisition of CTMC and SCB. In addition, the Company funded operations through increased accounts payable and related party accounts payable.

Management will try to maintain the Company in its current operating form through the issuance of common stock to consultants for the Company’s ongoing administrative and reporting duties.

In addition, the Company has secured lines of credit for funding floor plan liabilities. CTMC secured a line of credit totaling $1.6 million for the purchase of chassis inventory from a local dealership. The line of credit was utilized by CTMC to fund the purchase of chassis for production.

Results of Operations for the year ended December 31, 2003 compared to December 31, 2002

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2003. CTMC was formed on January 8, 2003 (inception), however they did not commence operations until April 1, 2003, thus, and no activity has been presented for the three months ended March 31, 2003.

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

Operating expenses. Operating expenses were $1.4 million for the year ended December 31, 2003 relating to expenses associated with Coach from September 1, 2003 and CTMC from January 8. 2003 (inception).

General and administrative expenses were $463,099 for the year ended December 31, 2003, as a result of the Company acquiring CTMC effective September 1, 2003 through a reverse merger and the general and administrative expenses for the period reflect expenses from January 8, 2003 through December 31, 2003 for CTMC and Coach from September 1, 2003 through December 31, 2003.

Depreciation and amortization expense reflected amortization of deferred rent of $9,600 for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized approximately $550,000 of amortization of deferred compensation relating to this issuance. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company, which included approximately $550,000 of deferred compensation for the year ended December 31, 2003 and approximately $260,000, which was included in the retained deficit at the time of the reverse merger with CTMC. The $260,000 represented services rendered prior to the reverse merger with CTMC. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

Net (Loss). Net loss was $1.7 million for the year ended December 31, 2003, primarily due to the operations of CTMC for the period from January 8, 2003 (inception) through December 31, 2003 and the amortization of deferred compensation of approximately $550,000 for Coach.

Commitments

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party. The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month by month basis.

Effective December 31, 2003, the Company acquired certain assets and assumed certain liabilities of Springfield Coach Industries Corporation, Inc. and assumed a lease agreement dated August 1, 2001, whereby the Company will occupy a manufacturing facility with approximately 45,000 square feet and a warehouse facility with approximately 16,000 square feet for $11,000 a month, expiring on December 31, 2006. The lease agreement has five two year renewal options. Current and future minimum rental payments under the lease for the years ended are as follows:

	2004	2003
2005	$—	$132,000
2005	132,000	132,000
2006	77,000	77,000

	$269,000	$341,000

In July 2004, Coach signed a lease agreement for office space in Cooper City, Florida, for approximately 6,500 square feet of mixed use office space to house the corporate offices, the Florida sales offices and for CFS operations. The monthly lease payment is $7,000 plus applicable taxes and the company’s share of common areas. The term of the lease is five years and is non-cancelable and begins in February 2005.

Minimum future rental payments under the initial lease for each of the five years in the aggregate are as follows:

Year Ended December 31,
2005	$77,000
2006	84,000
2007	84,000
2008	84,000
2009	70,000

$399,000

At December 1, 2003, the Company entered into a lease agreement for office space for a term of five years, with an option to renew the lease for an additional five years prior to the expiration of the initial lease. The space has been subleased to an affiliated company for the same period.

Minimum future rental payments under the initial lease for each of the five years in the aggregate are as follows:

Year Ended December 31,	2004	2003
2004	$—	$74,617
2005	74,617	74,617
2006	74,617	74,617
2007	74,617	74,617
2008	68,399	68,397

	$292,250	$366,867

Coach’s other commitments are either contingent upon a future event or terminable on less than thirty days’ (30) notice.

Other Matters

Coach carries liability and casualty insurance for owned or leased tangible assets and directors’ and officers’ liability insurance plans.

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

Restatement of Financial Statements

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Commercial Transportation Manufacturing, Inc. (the “Transaction”) and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company, Coach Industries Group, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid – in Capital by the same amount.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents include cash on hand and cash in the bank.

Revenue Recognition – Subcontract Settlement Processing

The Company records revenue in accordance with EITF 99-19 – “Reporting Revenues Gross as a Principal versus Net as an Agent”. The Company recognizes revenue as services are provided. The Company’s revenues consist of fees paid by its clients under Contract Management Agreements, for the provision of drivers, vehicles and processing services. In addition, the Company’s revenues consist of fees for administrative services provided to independent contractors under separate contractual arrangements with these independent contractors.

In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the independent contractors: (i) operators (drivers); (ii) vehicles; (iii) occupational and accidental insurance; and (iv) management services. The Company is the primary obligor in these arrangements, establishes the price of services, has discretion in supplier selection, determines service specifications and has credit risk for services provided.

The Company accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees relating to independent contractors with earned but unpaid settlements at the end of each period are recognized as unbilled revenues and the related direct costs for such services are accrued as a liability during the period in which contract settlements are earned by the independent contractor.

Revenue and Cost Recognition – Manufacturing

Revenues are reported at the time the custom re-fabrication or modification is complete and delivered to the customer. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue. Repairs and other services are recorded when the service is performed. Inventory is relieved upon delivery of the vehicle.

Sales-type leases

Sales type leases require the lessee to assume responsibility at the end of the lease term for substantially all the difference between the market value as agreed to by the Company and the lessee of the equipment and the value determined by a formula in the lease agreement. At the inception of the lease the Company records the present value of the lease payments, including the residual values as sales values at inception of the lease and charges to income the vehicle costs and related direct lease costs. The remaining unearned income is amortized to income over the lease term.

Direct-financing leases

Revenue from direct-financing lease is recognized by amortizing the excess of aggregate rentals receivable over the cost of the related vehicles during the term of the lease by the interest method and is included in interest income. All future lease payments, net of unearned income and an allowance for uncollectible, are included in the net investment in direct-financing leases.

Initial direct costs

Initial direct costs relating to direct financing leases are included as a component of the net investment in direct-financing leases and are amortized over the term of the prospective leases using the interest method.

Allowance for Lease Losses

The allowance for lease losses reflects management’s estimate of probable incurred credit losses in the lease portfolios. Leases are charged off against the allowance when management believes the uncollectibility of the lease balance is confirmed. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” leases that are individually evaluated for impairment. A lease is impaired when collection of principal and interest based on the contractual terms of the lease is not likely to occur. The process for identifying leases to be evaluated individually for impairment is based on management’s identification of classified leases. Once an individual lease is found to be impaired, a valuation allowance is assigned to the lease based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous leases that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for “homogenous leases” in which groups of leases with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. The methodology utilized in establishing the allowance for homogenous loans includes consideration of trends in industries, analysis of historical losses, delinquency trends, and credit scores. Management believes the allowance for lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for lease losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which the Company holds leases.

Non-performing Leases

A lease is generally placed on non-accrual status at the earlier of (i) the lease becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the lease is delinquent. Exceptions to placing 90-day past due leases on non-accrual may be made if there exists an abundance of collateral and the lease is in the process of collection. Leases are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a lease is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual lease may be restored to accrual status when delinquent loan payments are collected and the lease is expected to perform in the future according to its contractual terms. Interest income on performing impaired leases is recognized on an accrual basis.

Stock-Based Compensation Plans

During the year ended December 31, 2004, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003
Pro forma net income
Net loss, as reported	$(6,162,532)	$(1,743,290)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(263,330)	(-0-)

Pro forma net loss	$(6,425,862)	$(1,743,290)

Loss per share:
Basic as reported	$(0.39)	$(0.79)

Basic pro forma	$(0.41)	$(0.79)

Property and Equipment, net

Property and equipment, net are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are typically three to seven years.

Included in property and equipment, net are internally generated software costs and the contract settlement management platform allocated from goodwill as part of the CDS acquisition. The useful lives attributed to these assets are seven years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004, the balances at various financial institutions over the FDIC insured balances are $3.2 million cash balances at December 31, 2004.

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

Deferred Revenue

Deferred revenues at December 31, 2004 were zero.. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date.

On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

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

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. Amortization of software development costs for the year ended December 31, 2004 was $8,701. No amortization of software development costs was recorded for 2003.

Management continually evaluates the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2004 and 2003, the Company believes that there has been no impairment of its long-lived assets other than those identified as part of the relocation of CTMC during 2004.

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31,2004 and 2003 were approximately $65,000,and $6,600, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable; due from related parties, prepaid expenses, other assets, and accounts payable and other current liabilities carrying amounts approximate fair value.

Warranty Reserve

The Company provides warranties to its new car customers for the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $148,755 and $20,535 as of December 31, 2004 and 2003, respectively. Warranty expense for the years ended December 31, 2004 and 2003 was $200,995 and $20,535, respectively and charges to the warranty reserve was $72,775 for the year end December 31, 2004.

Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. It is more likely that the deferred tax asset will not be recognized. The deferred tax asset as of December 31, 2003 was restated as part of a reverse merger and presented as a $0 balance.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Goodwill and Other Intangibles

The Company adopted SFAS No.142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.2 million to the independent contractor settlement platform, which is included in property, plant and equipment on the statement of financial condition as of December 31, 2004 and $1.2 million attributed to the customer list of CDS. The remaining balance of $3.1 million is considered goodwill attributed to the acquisition of CDS. The Company has established an anticipated useful life for the customer list of ten years and seven years for the independent contractor settlement platform. The amortization attributed to the allocated intangibles for the year ended December 31, 2004 was $106,667.

At December 31, 2004 and 2003, the Company had not recognized an impairment loss in connection with this goodwill.

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and CTMC (the “Transaction”) and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid–in Capital by the same amount.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if convertible securities or options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings (loss) per share, interest expense net of taxes on convertible securities is added back to net income (loss) and equity in earnings of subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

Stock Split

On August 26, 2003 prior to the reverse merger, the Company affected a 1-for-4 stock split of each outstanding share of common stock. All share data has been restated to reflect the stock split.

Recent Accounting Pronouncements

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, like Coach, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company make evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery. In September 2004 the FASB issued a FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At December 31, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in no other-than-temporary impairment of the securities portfolios.

In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination with evidence of deterioration in credit quality since origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired that meet the criteria of the SOP. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Upon adoption as of January 1, 2005, the SOP did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

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

Item 7. Financial Statements

Description	Page
Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated balance sheet at December 31, 2004 and 2003	F-3

Consolidated statements of operations for the for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003	F-4

Consolidated statements of shareholders’ equity for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003	F-5

Consolidated statements of cash flows for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003	F-6

Notes to consolidated financial statements for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003	F-7

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of Coach Industries Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Coach Industries Group, Inc. (a Nevada corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coach Industries Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from January 8, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

March 29, 2005

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,545,995	$91,565
Restricted cash	500,000	—
Accounts receivable, net	1,094,196	12,939
Unbilled revenues	298,290	—
Supply inventory	1,836,535	1,310,483
Due from related party	188,862	31,593
Prepaid expenses and other current assets	247,922	57,680

Total current assets	7,711,800	1,504,260

PROPERTY AND EQUIPMENT, net	1,968,927	901,865
LEASE RECEIVABLES, NET	2,202,788	—
DEFERRED LOAN COSTS, net	270,728	—
INTANGIBLE- CUSTOMER LIST, net	1,160,000	—
GOODWILL	6,207,581	2,186,595

	$19,521,824	$4,592,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,292,355	$367,670
Accrued interest payable	90,682	—
Related party payable	95,450	305,739
Accrued contract settlement	294,561	—
Current portion of long-term debt	1,784,776	—
Deferred rent	—	115,200
Warranty reserve	148,755	20,535
Customer deposits	233,345	230,273
Accrued wages	427,205	32,921
Note payable – related parties	900,000	613,659
Lines of credit	1,054,909	—

Total current liabilities	7,322,038	1,685,997

OTHER LIABILITIES:
Convertible notes payable- long term	2,592,833	—
Lease financing obligation	884,851	—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 18,982,785 and 9,785,531 shares issued and outstanding, respectively	18,982	9,785
Additional paid-in capital	17,159,784	5,360,228
Restricted stock – unearned compensation	(550,842)	—
Accumulated deficit	(7,905,822)	(1,743,290)
Treasury stock, 1,176,471 shares at cost	—	(720,000)

Total shareholders’ equity	8,722,102	2,906,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,521,824	$4,592,720

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2004 and

for the Period from Inception (January 8, 2003) through December 31, 2003

	For the Year Ended December 31, 2004	For the Period From Inception (January 8, 2003 through December 31, 2003
REVENUES	$83,595,584	$1,068,487
COST OF GOODS SOLD	80,016,021	1,411,058

GROSS PROFIT (LOSS)	3,579,563	(342,571)

OPERATING EXPENSES:
General and Administrative	4,990,340	463,099
Provision for lease losses and uncollectible accounts receivable	55,263	—
Interest expense	354,774	—
Interest income	(14,496)	—
Research and development	829,840	—
Sales and marketing	549,317	47,999
Rent	232,954	259,200
Amortization of intangible assets	106,667
Other	—	80,055
Loss on relocation of CTMC	1,328,436	—
Amortization of deferred Compensation	1,309,000	550,366

Total operating expenses	9,742,095	1,400,719

Loss before income taxes	(6,162,532)	(1,743,290)

Income taxes	—	—

NET LOSS	$(6,162,532)	$(1,743,290)

Basic and diluted net income (loss) per share :
Net loss per share	$(0.39)	$(0.79)

Basic and diluted weighted average common shares outstanding	15,877,662	2,219,699

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the year ended December 31, 2004 and

for the Period from Inception (January 8, 2003) through December 31, 2003

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation Restricted Stock Grants	Total
	Shares	Amount
BALANCE, December 31, 2002	0	0	0	0	0	0	0	0
Issuance of common stock capitalization of CTMC	1,450	0	580,500					580,500
Recognition of unearned compensation – restricted stock	—	—	550,366	—	—	—	—	550,366
Reclassification of common stock related to the reverse merger of Coach and CTMC	3,184,081	3,185	(3,185)	—	—	—	—	—
Issuance of common stock upon reverse merger of CTMC	3,000,000	3,000	(3,000)	—	—	—	—	—
Issuance of common stock into treasury for settlement of a pending acquisition	1,600,000	1,600	718,400	—	(720,000)	—	—	—
Issuance of common stock upon acquisition of SCB	2,000,000	2,000	2,658,000	—	—	—	—	2,660,000
Contribution of inventory and raw materials	—	—	859,147	—	—	—	—	859,147
Net loss				(1,743,290)				(1,743,290)

BALANCE, DECEMBER 31, 2003	9,785,531	$9,785	$5,360,228	$(1,743,290)	$(720,000)	$—	$—	$2,906,723
Issuance of common stock out of treasury					720,000	—	—	720,000
Issuance of restricted stock for payment to consultants	1,289,900	1,290	1,858,552	—	—	—	(1,859,842)	—
Amortization of deferred compensation	—	—	—	—	—	—	1,309,000	1,309,000
Conversion of common stock	3,943,738	3,943	3,842,668	—	—	—	—	3,846,611
Issuance of common stock	25,000	25	24,975	—	—	—	—	25,000
Repurchase of common stock	(95,000)	(95)	(94,905)	—	—	—	—	(95,000)
Discount on Laurus transaction	—	—	1,372,300	—	—	—	—	1,372,300
Acquisition of CDS	4,033,616	4,034	4,795,966	—	—	—	—	4,800,000
Net loss				(6,162,532)				(6,162,532)

BALANCE, DECEMBER 31, 2004	18,982,785	$18,982	$17,159,784	$(7,905,822)	$—	$—	$(550,842)	$8,722,102

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,162,532)	$(1,743,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	268,423	(9,600)
Amortization of deferred compensation	1,309,000	550,366
Warranty Expense	200,995	20,535
Warranty charges	(72,775)	—
Provision for lease losses and uncollectible Receivables	55,263	—
Charge-offs lease receivables	(166,497)	—
Charges relating to relocations of CTMC	1,328,436	—
Changes in operating assets and liabilities:
Accounts receivable	(414,407)	(12,939)
Unbilled revenues	969,785	—
Inventory	(656,971)	(230,117)
Funding lease receivables	(1,257,308)	—
Repayment of lease receivables	417,957	—
Prepaid expenses and other	(140,810)	(57,680)
Deferred Rent	—	124,800
Accounts payable and accrued expenses	1,356,400	394,406
Accrued Wages	1,109,177	—
Accrued Interest	90,682	—
Accrued contract settlement	(1,220,979)	—
Advanced payments contract settlement	(185,600)	—
Customer deposits	(63,594)	223,273

Net cash used in operating activities	(3,235,355)	(740,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(196,415)	(1,877)
Investment of restricted cash	(500,000)	—
Usage of restricted cash	74,657	—
Capitalization of CTMC	—	580,500
Cash received from business acquisitions, net	718,156	24,042

Net cash provided from investing activities	96,398	602,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding deferred loan costs	(296,554)	—
Borrowings of convertible debt	6,000,000	—
Repayment of lease liability	(583,889)	—
Borrowings line of credit	441,250	—
Investment in common stock	25,000	—
Repurchase of common stock	(95,000)	—
Related party accounts payable, net	1,102,580	229,146

Net cash provided from financing Activities	6,593,387	229,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,454,430	91,565
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,565	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,545,995	$91,565

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

1. Background

The Company

Coach is a holding company, which, through its subsidiaries, manufactures specialty vehicles for commercial fleet operators and offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry.

Coach owns four wholly owned subsidiaries that operate in two business segments: financial services to commercial fleet operators and subcontractor settlement processing for commercial fleet operators; and manufacturing specialty vehicles. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines. Coach Financial Services, Inc. (“CFS”) offers financial services to Corporate Development Services, Inc. (“CDS”), SCB and CTMC customers and other commercial fleet operators. CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators.

The Company’s long-term strategy is to offer and expand its financial services to commercial fleet operators, specifically the 7,200 courier companies and the 14,000 limousine operators, throughout the United States. Coach will actively pursue acquisition candidates that can support the expansion of these products and financial services.

The Company manufactures specialty vehicles for commercial fleet operators through SCB and CTMC, two of the nine limousine manufacturers in the limousine manufacturing industry operating under Qualified Vehicle Modifier Agreements (“QVM”) and a Cadillac Master Coachbuilders Agreement (“CMC”). CTMC manufactures, sells and services specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. Its operations are currently housed in the Springfield facility, thus sharing resources and equipment as well as skilled labor. SCB manufactures sells and services Lincoln Town Cars and Ford Excursions Limousines. Its operations are housed in a 45,000 square foot manufacturing facility. The combined manufacturing facilities employ approximately 60 skilled laborers in the direct manufacturing of the modified chassis.

The Company offers an array of financial services and insurance products to commercial fleet operators and independent contractors in the courier industry through CDS and CFS. CFS offers financial services to CDS, SCB and CTMC customers and other commercial fleet operators. CFS targets small to mid-size business and professionals. In addition, the Company plans to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles and specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from SCB or CTMC, CDS customers and other commercial fleet operators.

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing the services of independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from certain workplace concerns by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,000 drivers and 250 courier companies.

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

Restatement of Financial Statements

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Commercial Transportation Manufacturing, Inc. (the “Transaction”) and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company, Coach Industries Group, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid – in Capital by the same amount.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents include cash on hand and cash in the bank.

Revenue Recognition – Subcontract Settlement Processing

The Company records revenue in accordance with EITF 99-19 – “Reporting Revenues Gross as a Principal versus Net as an Agent”. The Company recognizes revenue as services are provided. The Company’s revenues consist of fees paid by its clients under Contract Management Agreements, for the provision of drivers, vehicles and processing services. In addition, the Company’s revenues consist of fees for administrative services provided to independent contractors under separate contractual arrangements with these independent contractors.

In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the independent contractors: (i) operators (drivers); (ii) vehicles; (iii) occupational and accidental insurance; and (iv) management services. The Company is the primary obligor in these arrangements, establishes the price of services, has discretion in supplier selection, determines service specifications and has credit risk for services provided.

The Company accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees relating to independent contractors with earned but unpaid settlements at the end of each period are recognized as unbilled revenues and the related direct costs for such services are accrued as a liability during the period in which contract settlements are earned by the independent contractor.

Revenue and Cost Recognition – Manufacturing

Revenues are reported at the time the custom re-fabrication or modification is complete and delivered to the customer. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue. Repairs and other services are recorded when the service is performed. Inventory is relieved upon delivery of the vehicle.

Sales-type leases

Sales type leases require the lessee to assume responsibility at the end of the lease term for substantially all the difference between the market value as agreed to by the Company and the lessee of the equipment and the value determined by a formula in the lease agreement. At the inception of the lease the Company records the present value of the lease payments, including the residual values as sales values at inception of the lease and charges to income the vehicle costs and related direct lease costs. The remaining unearned income is amortized to income over the lease term.

Direct-financing leases

Revenue from direct-financing lease is recognized by amortizing the excess of aggregate rentals receivable over the cost of the related vehicles during the term of the lease by the interest method and is included in interest income. All future lease payments, net of unearned income and an allowance for uncollectible, are included in the net investment in direct-financing leases.

Initial direct costs

Initial direct costs relating to direct financing leases are included as a component of the net investment in direct-financing leases and are amortized over the term of the prospective leases using the interest method.

Allowance for Lease Losses

The allowance for lease losses reflects management’s estimate of probable incurred credit losses in the lease portfolios. Leases are charged off against the allowance when management believes the uncollectibility of the lease balance is confirmed. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” leases that are individually evaluated for impairment. A lease is impaired when collection of principal and interest based on the contractual terms of the lease is not likely to occur. The process for identifying leases to be evaluated individually for impairment is based on management’s identification of classified leases. Once an individual lease is found to be impaired, a valuation allowance is assigned to the lease based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous leases that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for “homogenous leases” in which groups of leases with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. The methodology utilized in establishing the allowance for homogenous loans includes consideration of trends in industries, analysis of historical losses, delinquency trends, and credit scores. Management believes the allowance for lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for lease losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which the Company holds leases.

Non-performing Leases

A lease is generally placed on non-accrual status at the earlier of (i) the lease becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the lease is delinquent. Exceptions to placing 90-day past due leases on non-accrual may be made if there exists an abundance of collateral and the lease is in the process of collection. Leases are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a lease is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual lease may be restored to accrual status when delinquent loan payments are collected and the lease is expected to perform in the future according to its contractual terms. Interest income on performing impaired leases is recognized on an accrual basis.

Stock-Based Compensation Plans

During the year ended December 31, 2004, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003
Pro forma net income

Net loss, as reported	$(6,162,532)	$(1,743,290)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(263,330)	(-0-)

Pro forma net loss	$(6,425,862)	$(1,743,290)

Loss per share:
Basic as reported	$(0.39)	$(0.79)

Basic pro forma	$(0.41)	$(0.79)

Property and Equipment, net

Property and equipment, net are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are typically three to seven years.

Included in property and equipment, net are internally generated software costs and the contract settlement management platform allocated from goodwill as part of the CDS acquisition. The useful lives attributed to these assets are seven years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004, the balances at various financial institutions over the FDIC insured balances are $3.2 million cash balances at December 31, 2004.

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

Deferred Revenue

Deferred revenues at December 31, 2004 were zero.. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

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

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. Amortization of software development costs for the year ended December 31, 2004 was $8,701. No amortization of software development costs was recorded for 2003.

Management continually evaluates the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2004 and 2003, the Company believes that there has been no impairment of its long-lived assets other than those identified as part of the relocation of CTMC during 2004.

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31,2004 and 2003 were approximately $65,000, and $6,600, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable; due from related parties, prepaid expenses, other assets, and accounts payable and other current liabilities carrying amounts approximate fair value.

Warranty Reserve

The Company provides warranties to its new car customers for the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $148,755 and $20,535 as of December 31, 2004 and 2003, respectively. Warranty expense for the years ended December 31, 2004 and 2003 was $200,995 and $20,535, respectively and charges to the warranty reserve was $72,775 for the year end December 31, 2004.

Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. It is more likely that the deferred tax asset will not be recognized. The deferred tax asset as of December 31, 2003 was restated as part of a reverse merger and presented as a $0 balance.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Goodwill and Other Intangibles

The Company adopted SFAS No.142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.2 million to the independent contractor settlement platform, which is included in property, plant and equipment on the statement of financial condition as of December 31, 2004 and $1.2 million attributed to the customer list of CDS. The remaining balance of $3.1 million is considered goodwill attributed to the acquisition of CDS. The Company has established an anticipated useful life for the customer list of ten years and seven years for the independent contractor settlement platform. The amortization attributed to the allocated intangibles for the year ended December 31, 2004 was $106,667.

At December 31, 2004 and 2003, the Company had not recognized an impairment loss in connection with this goodwill.

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and CTMC (the “Transaction”) and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid–in Capital by the same amount.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share exclude dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if convertible securities or options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings (loss) per share, interest expense net of taxes on convertible securities is added back to net income (loss) and equity in earnings of subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

Stock Split

On August 26, 2003 prior to the reverse merger, the Company affected a 1-for-4 stock split of each outstanding share of common stock. All share data has been restated to reflect the stock split.

Recent Accounting Pronouncements

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, like Coach, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company make evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery. In September 2004 the FASB issued a FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At December 31, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in no other-than-temporary impairment of the securities portfolios.

In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination with evidence of deterioration in credit quality since origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired that meet the criteria of the SOP. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Upon adoption as of January 1, 2005, the SOP did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

3. CONCENTRATION OF CREDIT RISK

The amounts on deposit at December 31, 2003 did not exceed the $100,000 federally insured limit for bank deposits. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004, the balances at various financial institutions over the FDIC insured balances are $3.2 million relating to the cash and cash equivalent balances and restricted cash balances. The Company purchases a significant portion of its inventory from two major suppliers. The relationships with these suppliers are significant to the ongoing operations of the business and are subject to licensing agreements.

4. SUPPLY INVENTORY

Supply inventory consist of the following components as of December 31,:

	2004	2003
Vehicle Chassis	$1,503,987	$952,948
Parts	332,548	357,535

	$1,836,535	$1,310,483

5. Lease Receivables

The components of lease receivable, net at December 31, 2004 consist of:

Lease receivable	$2,734,999
Unearned revenue	(427,152)
Allowance for lease losses	(105,059)

Total lease receivable, Net	$2,202,788

The following is the five year lease payments due from lessors at December 31, 2004:

2005	$1,080,835
2006	769,905
2007	571,678
2008	305,626
2009	6,954

Total	$2,734,999

Allowance for Lease Losses for the year ended December 31, 2004:

Balance Beginning of the period:	$0
Acquired allowance for lease losses	246,597
Leases charged to reserve	(166,497)
Provision for lease losses	24,959

$105,059

6. PROPERTY AND EQUIPMENT

The following is a the property and equipment at December 31,:

	2004	2003
Computer equipment and software	$147,790	$114,303
Furniture and fixtures	56,656	727
Plant equipment	282,594	519,249
Leasehold improvements	6,215	267,585
Independent contract settlement platform	1,400,000	—
Internally generated software	241,563	—

	2,220,129	901,864

Less Accumulated depreciation	(165,897)	—

	$1,968,921	$901,864

Depreciation expenses for the year ended December 31, 2004 and 2003 were $165,897 and zero, respectively.

7. RELATED PARTY TRANSACTIONS

The Company is a party to a non-cancelable operating lease pertaining to the office and plant facilities. The lease term, as amended, expires in December 2007 with payments commencing in July 2003. The lease is to a related party. The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month by month basis.

During 2004 one executive and director converted $714,000 of accrued wages into 777,058 shares of common stock related to compensation related to personal guarantees. Also, one executive and director offset $429,000 of accrued wages relating to personal guarantees against a liability owed by a company owned and controlled by him for the year ended December 31, 2004.

As of December 31, 2004 and 2003 the Company had receivable balances for approximately $188,862 and $31,593 due from related parties, respectively.

The Company has related party payables - convertible at December 31, 2004 and December 31, 2003 to a related party of zero. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. Effective December 31, 2003, the Company acquired the equipment and inventory for $859,147. The transaction was settled through an equity contribution from the related party.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized approximately $550,000 of amortization of deferred compensation relating to this issuance. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company, which included approximately $550,000 of deferred compensation for the year ended December 31, 2003 and approximately $260,000, which was included in the retained deficit at the time of the reverse merger with CTMC. The $260,000 represented services rendered prior to the reverse merger with CTMC. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

Related party accounts payables totaled zero and $305,739 at December 31, 2004 and 2003, respectively, which were due for funding professional fees and cash flow requirements of CTMC and SCB.

Notes payable - related parties totaled $900,000 and $613,659 at December 31, 2004 and 2003, respectively. The 2004 balance is related to amounts due to shareholders of CDS. The 2003 balance was due to the former owner of SCB at December 31, 2003, specifically relating to chassis inventory purchased at acquisition.

8. ACQUISITIONS

On September 1, 2003, the Company acquired, through a reverse merger CTMC, a New York corporation specializing in the manufacturing and selling of limousines, was merged. The Company issued a stock for stock exchange of 3 million shares of common stock.

Effective December 31, 2003 the Company acquired certain assets and liabilities from SCB. The acquisition is valued at $2.66 million based on 2 million shares of common stock, valued at $1.33 per share on November 6, 2003. Management believes that the acquisition of certain assets and liabilities of SCB enabled the entrée into the Midwestern and Western Markets through the Company’s existing sales force, engineering expertise and management. The Company was able to assume the existing lease for the manufacturing facility in Springfield, which increased our manufacturing capacity and reduced our costs of our existing distribution in those markets.

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

	For the Year Ended December 31, 2003
	Historical	Pro forma
Revenue	$1,068,487	$1,068,487
Net income (loss)	$(1,743,290)	$(2,148,279)

Basic and diluted net income (loss) per share	$(0.79)	$(0.41)

Basic and diluted weighted average shares outstanding	2,219,699	5,219,699

On August 6, 2004, Coach signed a letter of intent to acquire Corporate Development Services, Inc. (“CDS”), located in Glens Falls, New York, whereby the Company issued to the shareholders of CDS a combination of $3.2 million shares of common stock, $500,000 cash and $460,000 notes payable. The acquisition was completed August 31, 2004 and is reflected in our financial statements for the period ended September 1, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company will issue to the shareholders additional consideration of $1.2 million to be paid in $240,000 cash and common stock amounting to $960,000. The Company recorded goodwill of approximately $5.6 million effective August 31, 2004. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.2 million to the independent contractor settlement platform and $1.2 million attributed to the customer list of CDS. The remaining balance of $3.1 million is considered goodwill attributed to the acquisition of CDS. The Company has established a useful life for the customer list of ten years and seven years for the independent contractor settlement platform. The amortization attributed to the allocated intangibles for the year ended December 31, 2004 was $106,667.

The following is pro forma information for the year ended December 31, 2004 and 2003, as if the acquisition of CDS were consummated on January 1, 2003 and 2004, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	For the Year Ended December 31, 2003
	Historical	Pro forma
Revenue	$1,068,487	$156,195,639
Net income (loss)	$(1,743,290)	$(1,526,176)

Basic and diluted net income (loss) per share	$(0.79)	$(0.24)

Basic and diluted weighted average shares outstanding	2,219,699	6,253,315

	For the Year Ended December 31, 2004
	Historical	Pro forma
Revenue	$83,595,584	$206,350,522
Net income (loss)	$(6,162,532)	$(5,828,255)

Basic and diluted net income (loss) per share	$(0.39)	$(0.29)

Basic and diluted weighted average shares outstanding	15,877,662	19,911,278

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2004, as a result of the business acquisitions:

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2004, as a result of the business acquisitions:

	CFS	CDS	Total
Non-cash assets (liabilities):
Current assets	$—	$2,022,545	$2,022,545
Property and equipment	—	223,015	223,015
Goodwill	797,184	5,667,302	6,464,486
Lease receivables, net	1,221,899		1,221,899
Other	74,657	—	74,657
Current liabilities	—	(3,831,019)	(3,831,019)
Lease financing obligation	(1,373,740)	—	(1,373,740)
Net non-cash assets acquired	720,000	4,081,844	4,801,844
Less: common issued,	720,000	4,800,000	5,760,000

Cash received from business acquisitions, net	$—	$718,156	$718,156

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2003, as a result of the business acquisitions:

	Coach	SCB	Total
Non-cash assets (liabilities):
Current assets	$—	$946,567	$946,567
Property and equipment	—	174,741	174,741
Goodwill	—	2,343,095	2,186,595
Current liabilities	—	(828,445)	(671,945)

Net non-cash assets acquired	—	2,635,958	2,635,958
Less: common issued	—	(2,660,000)	(2,660,000)

Cash received from business acquisitions, net	$—	$(24,042)	$(24,042)

As of December 31, non-cash transactions were as follows:

	2004	2003
Non cash financing/investing activities:
Contributed inventory and property and equipment as contributed capital	$—	$860,923
Conversion of debt	3,842,668

Issuance of restricted stock related to deferred compensation	1,858,552	550,366
Issuance of treasury stock	(720,000)	720,000
Offset receivable balance from related party against personal guarantee obligations	429,000	—

Interest expense paid during the years ended December 31, 2004 and 2003 were $264,092 and zero respectively. The Company has not paid any income taxes for the 2004 and 2003.

10. Shareholders’ Equity

Stock Transactions:

Effective December 31, 2004 we settled an obligation with FCW Realty a company controlled by an officer and director of the Company for $684,000, which was paid in 556,098 shares of common stock. The Company is no longer obligated under the original lease agreement and is currently leasing a sales office in this facility on a month by month basis.

Effective December 31, 2004, the Company accrued an obligation to certain executives for their personal guarantees on approximately $12 million of obligations of the Company. The Company accrued $1.2 million in compensation to these executives for consideration of these personal guarantees. One executive officer and director converted his compensation of $714,893 into 777,058 shares of common stock.

In November 2004, we entered into a consulting agreement with Alliance Advisors, whereby we issued 80,000 shares of common stock as a provision of the agreement. The shares are fully earned.

In December 2004, we entered into a consulting agreement with Capital Growth Advisors, whereby we issued 60,000 shares as a provision of the agreement. The shares are fully earned.

On November 15, 2004, the Company issued 250,000 shares of common stock to Joseph I. Emas, our Chief Compliance and Ethics Officer, effective January 1, 2004. Mr. Emas, our general counsel, has been our Chief Ethics and Compliance Officer since January 1, 2004.

On September 29, 2004, we issued a convertible term note in the aggregate principal amount of $6,000,000 to Laurus Master Fund, Ltd., pursuant to a Securities Purchase Agreement and ancillary agreements. The term of the note is three years and bears interest at the prime rate (as published in the Wall Street Journal) plus 3.5 percent. In connection with the agreement and the note, we issued to Laurus warrants, exercisable for a period of seven years, to purchase up to (i) 495,867 shares of common stock at $1.51 per share, (ii) 495,867 shares of common stock at $1.82 per share, and (iii) 495,867 shares of common stock at $2.12 per share. During November 2004 Laurus Master Fund Ltd, converted $300,000 of the convertible term notes into 600,000 shares of common stock.

In September 2004, we issued 25,000 shares of common stock to Benchmark Consulting in settlement of indebtedness arising from the provision of services pursuant to consulting agreement.

The Company issued to Kramer Weisman and Associates, LLC, an accounting and consulting firm controlled by Ms. Weisman’s husband, Lester Weisman, 75,000 shares of common stock, valued at $79,500. The shares are for services to be provided to the Company over twelve months and vest equally over the twelve months commencing August 31, 2004.

On August 6, 2004, we signed a Letter of Intent with the shareholders of CDS, pursuant to which on August 31, 2004, we agreed to issue 3,226,893 shares of restricted common stock to such shareholders as partial consideration for our acquisition of all of the common stock of CDS and its affiliates. This transaction was valued at $1.19 per share. Effective December 24, 2004 we issued 806,724 shares of restricted common stock to such shareholders of CDS as additional consideration for our acquisition of CDS, pursuant to the agreement.

In August 2004, we issued 1,299,582 million shares of restricted common stock to Elm Street Partners, LLC, an affiliate of our Chief Executive Officer, in connection with its conversion of a convertible promissory note and issued warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share.

On July 9, 2004, we issued from treasury stock 423,529 shares of restricted common stock to various shareholders in consideration for all of the common stock of Go Commercial in connection with the merger of Go Commercial into CFS. This transaction was valued at $720,000.

In July 2004 the Company issued 25,000 shares of common stock to a private investor for $25,000.

On July 1, 2004, we issued 50,000 shares of restricted common stock to Richardson & Patel LLP in settlement of indebtedness arising from the provision of legal services rendered to the Company.

On June 28, 2004, we issued Elm Street Partners, LLC, a company controlled by Francis O’Donnell, 336,000 shares of common stock, upon conversion of $386,400 of convertible notes. Elm Street also received detachable warrants for the equivalent number of shares of common stock at a strike price of $2.50, expiring in five years.

On May 19, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase up to an aggregate of $6 million in shares. As compensation to Fusion Capital in connection with its purchase commitment under the common stock purchase agreement, we issued 224,900 shares of common stock on June 28, 2004. This transaction was valued at $1.58 per share. On May 11, 2004, the Company issued 20,000 shares of restricted common stock for expenses in connection with the acquisition of the equity line from Fusion Capital Fund II, LLC. This transaction was valued at $1.70 per share.

On May 11, 2004, we issued Elm Street Partners, LLC, a company controlled by Francis O’Donnell, 375,000 shares of common stock, upon conversion of $431,250 of convertible notes. Elm Street also received detachable warrants for the equivalent number of shares of common stock at a strike price of $2.50, expiring in five years.

On May 11, 2004 we issued 505,000 shares of common stock to the various consultants for their investor relations services for the year ended December 2004 totaling $858,500.

For the year ended December 31, 2003, the Company issued 7.7 million shares of its common stock as follows:

On August 26, 2003, the Company issued 3,000,000 restricted shares of common stock, valued at $0.45 per share, to the shareholders of CTMC in connection with our acquisition of CTMC.

On August 26, 2003, the Company issued 433,333 restricted shares of common stock issued to Innovative Consulting Group, a company controlled by Francis O’Donnell, in settlement of related party payable totaling $65,000, accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 677,333 restricted shares of common stock issued to International Equities and Finance, LLC in settlement of $101,000 in related party payables accrued in connection with consulting and administrative expenses paid on behalf of the company.

On August 26, 2003, the Company issued 1,600,000 restricted shares issued into treasury for the consideration for a potential transaction. This transaction related to the acquisition of Go Commercial Leasing and has been consummated on July 9, 2004. The transaction was adjusted based on the value of the acquisition. The company will issue to the owners of Go Commercial Leasing, 423,529 shares of restricted common stock from treasury for this transaction. The remaining shares in treasury will be canceled. On September 15, 2003, the Company issued 100,000 restricted shares for consulting services, which were later cancelled effective December 31, 2003, in connection with non-performance of the contract.

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

Stock options:

The following is a summary of the Company’s common stock option for the 2004 Stock Option Plan activity for the year ended December 31, 2004:

Outstanding at December 31, 2003	0
Exercised	0
Forfeited	0
Issued	3,000,000

Outstanding at December 31, 2004	3,000,000

Available for grant at December 31, 2004	0

	For the Years Ended December 31,
	2004	2003
Weighted average exercise price of options outstanding	$0.90	$0
Weighted average exercise price of options exercised	$0	$0
Weighted average price of options forfeited	$0	$0

The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average
Year of Grant	Number of Options Granted	Grant Date Fair Value	Exercise Price	Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield
2004	1,500,000	8/31/04	$0.90	3.85%	75%	0.00%
2004	700,000	9/1/04	0.98	3.85	75	0.00
2004	800,000	12/27/04	0.91	3.85	75	0.00

The employee turnover factor was 0% for officer incentive and non-qualifying stock options during the year ended December 31, 2004 and 2003, respectively. The expected life for options issued during 2004 was 10 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 0.90- 0.98	3,000,000	9.71	0.92	3,000,000	0.92

Our Board of Directors approved during 2004, the issuance to our Chief Executive Officer, Frank O’Donnell, of options to purchase up to 891,600 shares of restricted common stock, and the issuance to Susan Weisman and John Gore of 891,600 shares of restricted common stock each upon finalization of their respective employment agreements. The Board of Directors has also approved the issuance to various employees of options to purchase up to 300,000 shares of restricted common stock. These shares have not been issued out of a stock option plan approved by the Company’s shareholders.

Warrants:

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

The Company has related party payables - convertible at December 31, 2004 and December 31, 2003 to a related party of $30,000 and zero, respectively. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

11. Income Taxes

The benefit for income taxes consisted of (in thousands):

	2004	2003
Tax benefit:
Federal	2,156,886	610,152
State	230,768	99,327

Total Tax Benefit	2,387,654	674,714
Valuation Allowance	(2,387,654)	(674,714)

Tax Provision	0	0

The Company’s actual provision for income taxes differ from the Federal expected income tax provision as follows:

	2004		2003
Income tax provision at expected federal income tax rate of 35%	$2,156,886	35.00%	$610,152	35.00%
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal benefit	230,768	3.74	99,327	3.70

Benefit for income taxes	$2,387,654	38.74%	$674,714	38.70%

At December 31, 2004, the Company had NOL’s of $7.9 million for federal and state tax purposes and the cumulative valuation allowance is $3.1 million. The Company files separate State income tax returns in each State jurisdiction.

12. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: manufacturing, the lease finance and independent contractor settlement. The Parent Company includes the operations of Coach.

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB – Only
Lease Finance	Coach Financial Services, Inc.
Independent Contractor Settlement	CDS
Parent Company	Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of shared services such as risk management consulting and investment banking placement and advisory fees, which are eliminated in consolidation.

Depreciation and amortization consist of: depreciation on property and equipment, amortization of core deposit intangible assets, deferred compensation expenses and deferred offering costs.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the ended December 31, 2004:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$11,706,195	$629,591	$68,433,601	$—	$80,769,387
Cost of Goods Sold	9,494,087	491,513	67,459,215	—	77,444,815
Gross Margin	2,212,108	138,078	974,386	—	3,324,572
General and Administrative Expenses	2,240,288	121,715	872,172	3,653,994	6,888,169

Segments net income (loss) before income taxes	$(28,180)	$16,363	$102,214	$(3,653,994)	(3,563,597)

Total assets	$3,016,744	$2,248,052	$3,891,053	$16,597,934	$19,521,824

Goodwill	$2,343,095	$797,184	$3,067,302	$—	$6,207,581

Expenditures for segment assets	$121,003	$7,918	$19,810	$34,452	$183,183

Depreciation and amortization	$39,358	$1,119	$115,369	$63,029	$218,875

The Company has excluded the operations of CTMC, as part of the manufacturing segment. The relocation occurred during the third quarter of 2004 and the facility has not been fully operational through the end of 2004. Management does not view the results from CTMC as indicative of future results for the facility and as such has not included it in its analysis of the manufacturing segment.

13. Commitments and Contingencies

Effective December 31, 2003, the Company assumed an operating lease pertaining to the office and plant facilities in Springfield, Missouri. The lease term, expires in July 2006.

The minimum lease commitment, for the non-cancelable operating lease for the years ended is summarized as follows:

	2004	2003
2004	$—	$132,000
2005	132,000	132,000
2006	77,000	77,000

	$209,000	$341,000

Rental expense under all operating leases totaled approximately $232,954 and $259,200 for the years ended December 31, 2004 and 2003, respectively that includes amortization of deferred rental expense of approximately $21,600 and $9,600 for the years ended December 31, 2004 and 2003, respectively.

14. Subsequent Events

On January 19, 2005 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission relating the Convertible Notes and related warrants issued to Laurus Master Funds, LLC. The Registration Statement went effective February 4, 2005.

During January 2005 the Company transferred $2.8 million from restricted cash related to the Convertible Notes. The amount represents the balance of the restricted funds from the transaction. The funds were utilized to fund the final payment to CDS shareholders, to collateralize an ACH facility for CDS and to fund a floor plan line of credit for SCB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with our Accountants during the last two years.

Item 8A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

Item 10. Executive Compensation

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

PART IV

Item 13. Exhibits

Exhibits
2.1	Agreement and Plan of Merger among the Registrant and CDS Merger Sub, Inc. and Corporate Development Services, Inc. and certain Shareholders thereof. (1)

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

10.1	Form of Cadillac Master CoachBuilder Agreement with General Motors Corporation. (5)

10.2	Quality Vehicle Modifier Agreement between Commercial Transportation Manufacturing Corporation and Ford Motor Company, dated as of March 23, 2004. (5)

10.3	Common Stock Purchase Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.4	Registration Rights Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.5	Securities Purchase Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd.(4)

10.6	Secured Convertible Term Note of Coach Industries Group, Inc. dated September 29, 2004, in favor of Laurus Master Fund, Ltd. (4)

10.7	Master Security Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc., and Laurus Master Fund, Ltd. (4)

10.8	Common Stock Purchase Warrant of the Registrant dated September 29, 2004, Coach Industries Group, Inc. in favor of Laurus Master Fund, Ltd.(4)

10.9	Registration Rights Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.10	Stock Pledge Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc and Laurus Master Fund, Ltd. (4)

10.11	Subsidiary Guaranty dated September 29, 2004, Coach Industries Group, Inc in favor of Laurus Master Fund, Ltd. (4)

10.12	Funds Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.13	Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.14	Restricted Account Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.15	Letter Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.16	Amendment Agreement dated October 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.17	Amendment Agreement dated January 5, 2005, between the Registrant and Laurus Master Fund, Ltd. (5)

10.18	Employment Agreement dated September 1, 2004, between the Registrant and Francis J. O’Donnell. (5)

10.19	Loan and Security Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.20	Assumption Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.21	Master Loan and Security Agreement dated August 20, 2004, between Springfield Coach Industries Corporation, Inc. and Ford Motor Credit Company. (5)

10.22	Master Loan and Security Agreement dated December 16, 2004, between Coach Financial Services, Inc. and New World Lease Funding, LLC. (5)

10.23	Intercreditor Agreement dated January 12, 2005, among Subcontracting Concepts, Inc., North Fork Bank and Laurus Master Fund, Ltd. (5)

14.1	* Code of Ethics.

21.1	* List of Subsidiaries.

23.1	* Consent of Registered Certified Public Accountants.

31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Registration Statement on form S-8 filed with the Commission on April 26, 2000, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 3, 2004, and incorporated herein by this reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on October 6, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to our Registration Statement on form SB-2 filed with the Commission on January 19, 2005, and incorporated herein by this reference.

Reports on Form 8-K.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 9, 2004 the Company filed a Form 8-K related to the appointment of Principal Officer and Director. On December 3, 2004, the directors unanimously appointed Robert L. Lefevbre as director to fill a vacancy on the Board of Directors. Mr. Lefevbre has also been appointed to serve as a member of the Compensation Committee. Pursuant to the Agreement and Plan of Merger, between the Registrant and Corporate Development Services, Inc., a copy of which was included with the Registrant’s Form 8-K filed on October 27, 2004, the Registrant agreed to appoint Mr. Lefevbre as a director.

Acquisition or disposition of assets.

On October 27, 2004, the Company filed a Form 8-K, and subsequently amended on December 3, 2004 for the acquisition or disposition of assets relating to the agreement on October 21, 2004, in which we completed our acquisition of Corporate Development Services, Inc., a New York corporation (“CDS”), pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Corporate Development Services, Inc. will be merged with and into our wholly owned subsidiary, CDS Merger Sub, Inc., a New York corporation, with CDS Merger Sub, Inc., being the surviving entity in the merger. CDS, founded in 2001, based in New York, provides contract labor, insurance products and management services for Commercial Fleet Operators throughout the United States.

The aggregate consideration to be paid to the holders of CDS Common Stock in connection with the Merger (the “Merger Consideration”) in exchange for all of the issued and outstanding shares of CDS Common Stock shall be equal to $4,800,000 (the “Merger Consideration”), payable as follows: (i) $500,000 in cash (the “Cash Consideration”); (ii) promissory notes in an aggregate principal amount of $460,000, maturing January 15, 2005; and (iii) shares of our common stock, par value $0.001 per share (the “CIGI Common Stock”), having an aggregate value based upon agreed criteria of $3,840,000. The Merger Consideration may be decreased based on criteria disclosed in the Agreement and Plan of Merger. The parties have agreed that the Closing shall be deemed for financial reporting purposes to be effective as of September 1, 2004. The effective date of the transaction shall be contingent upon certain factors including, but not limited to, the filing in accordance with all applicable regulations of a Certificate of Merger with respect to the Merger (the “Certificate of Merger”) with the Secretary of State of the State of New York.

Unregistered Sales of Securities

Laurus Transaction.

On October 6, 2004 we filed a report on Form 8-K for unregistered sales of securities related to the Laurus agreement. On September 29, 2004, we entered into and closed a Securities Purchase Agreement and related agreements with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, we issued to Laurus a convertible term note in the aggregate principal amount of $6,000,000. The term of the note is three years and bears interest at the rate of prime (as published in the Wall Street Journal) plus three and one half percent. The funds received from the note, after fees and costs, will be used to purchase all the assets and equity of Corporate Development Services, Inc., anticipated to be up to $1,200,000 with the remainder of the funds to be used for general corporate purposes.

In connection with the agreement and term note, we issued Laurus stock purchase warrants to acquire our common stock. The stock purchase warrant grants Laurus the right to acquire 1,487,601 shares of our common stock during a seven year term. The exercise prices of the warrant are $1.51, $1.82, and $2.12, respectively, each for one third of our common stock covered under the warrant. On or before October 29, 2004, we are required to file a registration statement with the Securities and Exchange Commission covering the common stock issuable upon conversion of amounts due under the note, as well as the our common shares issuable upon exercise of the stock purchase warrants described above.

Item 14: Principal Accountant Fees And Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003.

		Fiscal Year Ended
Fee Category		December 31, 2004	December 31, 2003
(i)	Audit Fees	$56,000	$27,000
(ii)	Audit Related Fees	$22,500	$27,000
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—
	Total Fees	$78,500	$54,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Jewett Schwartz & Associates, L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The Company was not provided with any tax-related services in fiscal 2004 or 2003.

All Other Fees. All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors has not appointed any directors to serve on its Audit Committee, and accordingly, the Company’s entire Board of Directors will perform the function of the Audit Committee until directors are appointed to serve on the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors considers that the work done for us in the year ended December 31, 2004, by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.’s independence.

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our December 31, 2004 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

By:	/S/ FRANCIS O’DONNELL
Francis O’Donnell Chief Executive Officer (principal executive officer)
Date: March 30, 2005

By:	/S/ SUSAN WEISMAN
Susan Weisman Chief Financial Officer (principal financial officer)
Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/S/ FRANCIS O’DONNELL	Director	March 30, 2005
Francis O’Donnell

By:	/S/ SUSAN WEISMAN	Director	March 30, 2005
Susan Weisman

By:	/S/ JOHN GORE	Director	March 30, 2005
John Gore

By:	/S/ JOSEPH I. EMAS	Director	March 30, 2005
Joseph I. Emas

By:	/S/ ROBERT LEFEVBRE	Director	March 30, 2005
Robert Lefevbre

Exhibit Index

Exhibit No.	Description
14.1	Code of Ethics.

21.1	List of Subsidiaries.

23.1	Consent of Registered Certified Public Accountants.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.