Form 10KSB/A
period 2004-12-31
COACH INDUSTRIES GROUP INC
filed 2005-05-02
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Amendment No. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9.9 million, based on the average bid and ask price as of March 31, 2005.

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

EXPLANATORY NOTE

The Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “Annual Report”), as filed with the Securities and Exchange Commission on March 31, 2005, incorporated Part III of the Annual Report by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days of the Registrant’s fiscal year end. The Proxy Statement will not be filed within 120 days of the Registrant’s year-end. Therefore, the Registrant is filing this Amendment No. 1 to its Annual Report, solely for the purpose of providing information required by Part III of the Annual Report.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original the Annual Report, or modify or update in any way disclosures contained in the original the Annual Report.

COACH INDUSTRIES GROUP, INC.

Report on Form 10-KSB/A

For the Fiscal Year Ended December 31, 2004

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identity

The following table identifies our current executive officers and directors and their respective offices held:

Name	Age	Position
Francis O’Donnell	46	Chief Executive Officer and Chairman of the Board of Directors
Susan Weisman	44	Director and Chief Financial Officer
John Gore	50	Director and Chief Sales and Marketing Officer
Joseph I. Emas	50	Director and Chief Compliance and Ethics Officer
Robert Lefebvre	64	Director and President of Subcontracting Concepts, Inc.

Business Experience

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Francis O’Donnell has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since July 10, 2003. Mr. O’Donnell is also the Managing Member of International Equities and Finance, LLC, a company specializing in recapitalizing and re-engineering entities and has held this position since February 2001. From November 1996 to February 2001, Mr. O’Donnell was the President and Chief Executive Officer of Inorganic Recycling Corporation. From November 1993 to November 1996, Mr. O’Donnell was a Group Director for Ryder Systems. From February 1991 to November 1993, Mr. O’Donnell was the President and Chief Executive Officer of Business Telecom, Inc. From January 1987 to February 1991, Mr. O’Donnell was the Vice President of Strategic Planning at MCI Telecommunications. Mr. O’Donnell holds a Business and Mathematics degree from Rollins College, Winter Park, Florida and Masters in Business Administration (MBA) from Columbia University in New York.

Susan Weisman has served as Chief Financial Officer of the Company since June 1, 2004 and a member of the Board of Director from September 1, 2004. From May 2001 to May 2004, Ms. Weisman was with Kramer Weisman and Associates, LLP, an accounting and consulting firm providing SEC and various other management services. Ms. Weisman provided accounting, tax and consulting services to various clients (including Coach since September 2003) in the financial services, real estate, manufacturing and various other industries, focusing on publicly held reporting companies. From July 2000 through May 2001, Ms. Weisman was the Corporate Controller of Viasource Communications, Inc., a telecommunications company. Ms. Weisman was with BankAtlantic Bancorp, Inc. from September 1990 through May 2000 in various positions, leaving the company as their Chief Financial Officer. BankAtlantic Bancorp, Inc. is a $5 billion NYSE listed financial institution located primarily in South Florida, with real estate holdings, as well as an investment-banking firm. Ms. Weisman holds an Accounting degree from Brooklyn College, Brooklyn, New York and is a Certified Public Accountant.

John Gore served as the Chief Sales and Marketing Officer since July 2004 and a member of the Board of Directors from September 1, 2004. Mr. Gore’s 24 years of experience in the limousine manufacturing business as well as a provider of financial services to the limousine and transportation industry. From 1994 to 2003, Mr. Gore was the co-founder and Chief Executive Officer of United States Coach Works, Inc. (“U.S. Coach Works”). U.S. Coach Works was the second largest manufacturer of stretch limousines in the United States. In September 2003, NEWSDAY recognized U.S. Coach Works and one of the top 100 privately held companies on Long Island, with sales in excess of $70 million. In addition, Mr. Gore founded Go Financial Group (“GFG”), a financial services company that provides financing within the transportation industry. From 1988 to 1994, Mr. Gore was a director and subsequently President of First Empire Banc Corp (“FEBC”), which provided commercial financing on a national basis. From 1984 to 1990, Mr. Gore was President of Southampton Coach Works, Inc., a manufacturer of limousines that was sold in 1990 and currently operates as Royale Limousine Manufacturers. Mr. Gore was the founding member and has held several directors, committee and officers’ posts of the Limousine Industry Manufacturing Organization (LIMO). In 1990, Mr. Gore was elected to the post of Chairman of the limousine anti dumping organization and successfully defended the industry from foreign competition in the courts of the United States International Trade Commission.

Joseph I. Emas served as general counsel of the Company since July 2004 and as a director since November 2004. Mr. Emas is licensed to practice law in Florida, New Jersey and New York. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his LL.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas has been a member of the Juvenile Court Rules Committee for the State of Florida since 1999. Mr. Emas, our initial securities regulation counsel, has been our Chief Ethics and Compliance Officer since January 1, 2004.

Robert L. Lefebvre served as a director since December 3, 2004. Mr. Lefebvre has served as the president of Subcontracting Concepts, Inc. (“SCI”) since 1996. Mr. Lefebvre began his career in 1958 while serving a five-year tour of duty in the US Air Force as a system analyst. While in the Air Force’s Pacific Air Command, Mr. Lefebvre was part of a seven-member team whose responsibility was the conversion from punch card accounting systems to the newly developed computer. After his discharge in 1963, Mr. Lefebvre spent a number of years as a systems analyst at the Glens Falls Hospital. In 1970, capitalizing on changes in Medicare reimbursement policies that provided for direct reimbursement to hospital based physicians. He founded Regional Data Center (RDC) a company designed to manage the accounts receivables for the hospital-based physician. RDC grew very quickly to a company collecting over $400 million per year from 29 offices in New York. Mr. Lefebvre then merged his company into Advacare, a national accounts receivable management firm and continued as Vice President until Advacare went public after which he entered retirement in 1991. After two years of retirement Mr. Lefebvre again became active in business by first founding a Professional Employment Organization called Total Benefit Management (“TBM”), which he still heads today.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that they have not filed Form 5’s, except that executives including John Gore and Robert Lefebvre are in the process of completing the appropriate forms but have not filed Form 5’s for fiscal year ended December 31, 2004.

Board Committees and Independence

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. Officers will hold their positions at the pleasure of the board of directors, except for Francis O’Donnell, our Chief Executive Officer, who is currently employed under an employment agreement. Our Bylaws set the authorized number of directors at not less than one nor more than nine, with the actual number fixed by our board of directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more members, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

Our board of directors has established three committees to date, an Audit Committee, Finance Committee and a Compensation Committee. The principal functions of the Audit Committee are to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures. The principal functions of the Compensation Committee are to review and recommend compensation and benefits for the executives of the Company. The principal functions of the Finance Committee are to review and recommend financing and investment opportunities for the Company.

None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the under Regulation S-B promulgated under the Securities Act of 1933, as amended. The entire Board of Directors will perform the function of the Audit Committee until we appoint directors to serve on the Audit Committee. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is currently comprised of five people. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, currently we are not able to adequately compensate such a person, therefore may find it difficult to attract such a candidate. Management wishes to expand the Board of Directors. In expanding our Board of Directors, we will seek individuals who would be able to guide our operations based on their business experience, both past and present, or their education, and whenever possible, persons who will also qualify as independent directors.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our “named executive officers” as that term is defined by the under the Securities and Exchange Act of 1934.

	Annual Compensation						Long Term Compensation
							Awards				Payouts
Name and Principal Position	Year	Salary			Bonus		Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Francis O’Donnell Chief Executive Officer	2004 2003 2002		$7,000 — —	(1)	714,894 — —	(2)	— — —		— 965,450 —	(3)	— — —	— — —	— —

Susan Weisman Chief Financial Officer	2004 2003 2002		$92,589 — —	(4)	— — —		— — —		— — —		— — —	— — —	— — —

John H. Gore Chief Sales and Marketing Officer	2004 2003 2002	$ $	58,737 91,755 —	(5)	429,532 — —	(6)	— — —		— — —		— — —	— — —	— — —

Joseph I. Emas Chief Compliance and Ethics Officer	2004 2003 2002		— — —		— — —		20,000 — —	(7)	— — —		— — —	— — —	397,500 — —	(8)

Brad Cohen, Former Chief Financial Officer	2004 2003 2002		— — 104,167	(9)	— — —		— — —		— — —		— — —	— — —	— — 9,800	(10)

David Mullikan, Former [CEO]	2004 2003 2002		— — 104,167	(11)	— — —		— — —		— — —		— — —	— — —	— — 9,800	(12)

(1)	Mr. O’Donnell is still owed $193,000 for accrued and unpaid wages from salary earned during 2004.
(2)	During 2004, the Mr. O’Donnell received compensation for his personal guarantees totaling $714,894, this amount was converted into 777,058 shares of common stock, effective December 31, 2004.
(3)	Mr. O’Donnell received 1,405,000 shares of common stock on August 26, 2003 valued at $0.45 a share, for past and future services to the Company. The value of the issuance of stock was $632,250. In addition, companies that Mr. O’Donnell controls have settled outstanding liabilities with the Company through the issuance of an aggregate of 1.1 million shares of common stock, as of August 26, 2003, valued at $0.45 per share reflecting a loss to the Company totaling $333,200.
(4)	Ms. Weisman is still owed $30,328 for accrued and unpaid wages from salary earned during 2004.
(5)	Mr. Gore is still owed $31,684 for accrued and unpaid wages from salary earned during 2004.
(6)	Mr. Gore received compensation of $485,610 for his personal guarantees. The Company offset $429,532 against a liability owed by a company owned and controlled by him for the year ended December 31, 2004, the balance of $56,078 is accrued and unpaid.
(7)	Mr. Emas is still owed $10,000 for accrued and unpaid wages from salary earned during 2004.
(8)	Mr. Emas received 250,000 shares of common stock valued at $297,500 as compensation for the year-ended December 31, 2004.
(9)	Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company’s option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen, was terminated effective with his resignation on May 31, 2002.
(10)	The Company issued 1,493 shares of common stock to Brad Cohen pursuant to his employment agreements.
(11)	Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company’s option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.
(12)	The Company issued 1,493 shares of common stock to David Mullikin pursuant to his employment agreements.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003.

The following is a table of Options and Stock Appreciation Rights Grant Table for the year ended December 31, 2004:

Category	Number of Securities to be issued upon exercises of outstanding options and warrants	Weighted Average Exercise Price Of Outstanding Options and Warrants	Number of Securities available For future Plan Issuance
Equity compensation plans Approved by shareholders	3,000,000	$0.90	0
Equity compensation plans not approved by shareholders	300,000	$0.90	0

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2003.

The following is a table of Aggregated Option Exercises and Fiscal Year-End Option Value Table as of December 31, 2004:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options At FY-End (#)Exercisable/Unexercisable	Value of In the Money Options at FY-End ($)Exercisable/Unexercisable
Francis O’Donnell	—	—	500,000/891,600	$165,000/$146,573
Susan Weisman	—	—	300,000/891,600	$99,000/$146,573
John Gore	—	—	500,000/891,600	$165,000/$146,573
Joseph I. Emas	—	—	200,000/0	$66,000/$0
Robert Lefebvre	—	—	300,000/0	$75,000/$0

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

We currently have five directors. Our current compensation policy for our directors is to compensate them through options to purchase common stock as consideration for their joining our board of directors and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company’s last completed fiscal year for any service provided as director. As of September 1, 2004, the Company had issued to five directors options to purchase up to 1.8 million shares of common stock with an exercise price of $0.90 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective September 1, 2004, the company entered into an employment agreement with Francis O’Donnell, its Chief Executive Officer. Mr. O’Donnell’s employment agreement provides for a term of five (5) years. Mr. O’Donnell is initially entitled to annual base compensation of $200,000 per year, which shall be increased to $250,000 per year in fiscal 2005 and to $300,000 per year for the remainder of the term and options to purchase up to 500,000 shares of common stock. Mr. O’Donnell is entitled to a reimbursement of all reasonable business expenses. Mr. O’Donnell is entitled to a bonus at the end of each of the Company’s fiscal year as determined by the Board of Directors. Mr. O’Donnell is entitled to a $1,250 per month automobile allowance. Mr. O’Donnell is entitled to receive options at the discretion of the Company’s Board of Directors. Mr. O’Donnell is also entitled to receive reimbursement for life and disability insurance, as well as costs associated with tax and estate planning. At December 31, 2004, Mr. O’Donnell has deferred approximately $193,000 in cash compensation under his employment agreement due to the Company’s cash position.

The employment agreement provides for early termination in the case of Mr. O’Donnell’s death or permanent incapacity, Mr. O’Donnell’s termination by the Company for “cause” as that term is defined in the agreement; or in the event of a “change in control” as that term is defined in the agreement. In the event of Mr. O’Donnell’s termination of employment by the Company without cause, the Company shall pay him an amount equal to his remaining base salary due to the end of the term, plus any bonuses, incentives or stock bonuses due through the date of termination calculated on a pro rata basis and issue Mr. O’Donnell 500,000 shares of the Company’s common stock. The Company will also continue all benefits throughout the term of the agreement. In the event of a change in control, then the Company will accelerate any remaining contract balance.

The employment agreement also contains provisions relating to Mr. O’Donnell’s obligation to maintain the confidentiality of the Company’s confidential information indefinitely and prohibit Mr. O’Donnell from soliciting the trade or business of, or trade, or conduct business with any customers or suppliers, or prospective customers or suppliers, of the Company during the term of the employment or for a period of two years following the termination of the employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 3, 2004, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 12330 SW 53rd Street, Suite 703, Cooper City, FL 33330.

Name of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class
Francis O’Donnell, Chief Executive Officer, Director	9,187,817	(2)	40.51%

Robert Lefebvre Director	1,594,117	(6)	8.42%

John Gore Chief Sales and Marketing Officer, Director	915,039	(4)	4.78%

Joseph I. Emas Chief Compliance and Ethics Officer, Director	450,000	(5)	2.39%

Susan Weisman Chief Financial Officer, Director	375,000	(3)	1.98%

All Officers and Directors as a group (5 persons)	12,521,973		55.21%

(1)	Calculated based on 18,982,785 shares of common stock outstanding as of December 31, 2004.
(2)	Includes up to 500,000 shares of common stock, with an exercise price of $0.90, issuable upon exercise of options issued pursuant to an employment agreement dated September 1, 2004 with Mr. O’Donnell; 2,035,582 shares of common stock and 2,035,582 warrants to purchase shares of common stock issuable upon conversion of promissory notes, with 711,000 warrants with an exercise price of $2.50, 433,194 warrants with an exercise price of $2.12, 433,194 warrants with an exercise price of $1.82 and 433,194 warrants with an exercise price of $1.58, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 188,333 shares of common stock owned by Innovative Consulting LLC, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 60,533 shares of common stock owned by International Equities and Finance LLC, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 423,529 shares of common stock owned by Go Commercial Leasing Company, all of which Francis O’Donnell may be deemed to be beneficially own under Rule 13d-3; and 1,022,500 shares of common stock of which Francis O’Donnell retains voting control. Francis O’Donnell collectively maintains the voting rights for these shares of common stock. 1,800,000 shares owned by Springfield Coach Industries Corporation, Inc. all of which Elm Street Partners may be deemed to beneficially own under Rule 13d-3.

(3)	Includes up to 300,000 shares of common stock, with an exercise price of $0.90, issuable upon exercise of options; and 75,000 shares of common stock owned by Kramer Weisman and Associates, LLP, an accounting and consulting firm controlled by Lester Weisman, the husband of Susan Weisman, which may be deemed beneficially owned by Susan Weisman under Rule 13d-3.
(4)	Includes up to 500,000 shares of common stock, with an exercise price of $0.90, issuable upon exercise of options; and 137,000 shares of common stock owned by Helen Gore, the wife of John Gore, and 278,039 shares issued to FCW Realty, a company controlled by the wife of John Gore, all of which may be deemed beneficially owned by John Gore under Rule 13d-3.
(5)	Includes up to 200,000 shares of common stock, with an exercise price of $0.90, issuable upon exercise of options.
(6)	Includes up to 300,000 shares of common stock issuable upon exercise of options; 300,000 shares of common stock, with an exercise price of $0.98, issuable upon exercise of options to purchase common stock; and 1,294,117 shares of common stock owned by Carmen Lefebvre, the wife of Robert Lefebvre, all of which may be deemed beneficially owned by Robert Lefebvre under Rule 13d-3.

Item 12. Certain Relationships and Related Transactions

Effective December 31, 2004, the Company accrued an obligation to certain executives for their personal guarantees on approximately $12 million of obligations of the Company. The Company accrued $1.2 million in compensation to these executives for consideration of these personal guarantees. Francis O’Donnell, Chief Executive Officer and director converted his compensation of $714,893 into 777,058 shares of common stock.

The Company has a receivable of $429,000 due from a company owned by J. Hayes Gore for salaries, rent, materials and reimbursement of leasehold improvements paid by the Company on their behalf. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction. This balance was offset by a similar amount due to this executive for his compensation attributed to personal guarantees.

On November 15, 2004, the Company issued 250,000 shares of common stock to Joseph I. Emas, our Chief Compliance and Ethics Officer, effective January 1, 2004. Mr. Emas, our general counsel, has been our Chief Ethics and Compliance Officer since January 1, 2004.

During the year ended December 31, 2004, the Company paid Kramer Weisman and Associates, LLC, an accounting and consulting firm controlled by Ms. Weisman’s husband, Lester Weisman, $77,000, with an additional $5,000 due and owing as of December 31, 2004, for consulting services provided to the Company. The Company also issued 75,000 shares of common stock, valued at $79,500, to Kramer Weisman and Associates, LLC. The shares are for services to be provided to the Company over twelve months and vest equally over the twelve months commencing August 31, 2004. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

The Company owed a related party accounts payable totaled $305,739 and zero at December 31, 2004 and December 31, 2004, respectively. These amounts pertain to amounts funded by Elm Street Partners, a company controlled by Francis O’Donnell, for professional fees and cash flow requirements of Coach, CTMC and SCB. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction. The Company converted the amount owed to Elm Street Partners, LLC as discussed below.

During the third quarter of 2004 Elm Street Partners, LLC, a company controlled by our Chairman and CEO, Francis O’Donnell, converted $1.3 million into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five-day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt during 2004. In addition, during the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

On December 31, 2003, the Company borrowed $613,659 from John Baumgartner, the former owner of Springfield Coach Builders, Inc, to purchase chassis inventory as a part of its acquisition of Springfield Coach Industries Corporation, Inc. The Company does not owe Mr. Baumgartner any money as of December 31, 2004, relating to this transaction. As of December 31, 2004,

Mr.Baumgartner owed the Company $190,000 arising from sales transactions, reimbursement of management fees, and funding of used car sales. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

Mr. Mullikin was a director and acting Chief Executive Officer of the Company prior to August 22, 2003. The net book value of the net assets sold approximated $8,000 as of the date of sale. Pursuant to the asset sale agreement the Company agreed to transfer such assets in settlement of a portion of the then outstanding principal balance of $179,359 together with all accrued but unpaid interest. The settlement of this note payable resulted in a gain of $135,100 based upon the market value of the common stock at the date issued and was classified as gain on disposal of discontinued operations in the Statement of Operations for the year ended December 31, 2003, prior to the reverse merger with CTMC. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

CTMC leases approximately 30,000 square feet of space located in Bohemia, New York, from FCW Realty, which is owned by our director’s, John Gore’s, wife, pursuant to a lease agreement, which expires in December 2007. Our annual rent under the lease is $288,000, for the remainder of the term. CTMC uses the space as its executive offices and manufacturing plant. The sales office is still housed in this facility and the Company is obligated to the landlord on the CTMC facility through the term of the lease. The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation pending finalization of the final closing documents. The Company has been advised by a related party that the settlement agreement may not be accepted by FCW. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month-by-month basis. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

During the year ended December 31, 2003, the Company issued 1,405,000 shares of common stock to Francis O’Donnell for consulting services provided to the Company. The total value of these agreements was $632,250 to settle past services, as well as future services to the Company. The shares of common stock were issued with a three-month restriction. The agreements are for consulting services for 2 years.

On August 26, 2003, the Company issued Innovative Consulting Group, a company controlled by Francis O’Donnell, 433,333 shares of restricted common stock in settlement of an outstanding debt owed of $65,000 arising out of the settlement of outstanding payable amount owed for operating expenses of the Company. On the same date, the Company issued International Equities and Finance, LLC, a company controlled by Francis O’Donnell, 677,333 shares of restricted common stock in settlement of an outstanding payable amount owed of $101,600 arising out of the settlement of outstanding payable amounts owed for operating expenses of the Company. The Company believes that the terms of these transactions were no less favorable to the Company than could have been obtained in arm’s-length transactions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

By:	/S/ FRANCIS O’DONNELL
Francis O’Donnell Chief Executive Officer (principal executive officer)
Date:	May 2, 2005

By:	/S/ SUSAN WEISMAN
Susan Weisman Chief Financial Officer (principal financial officer)
Date:	May 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/S/ FRANCIS O’DONNELL	Director	May 2, 2005
Francis O’Donnell

By:	/S/ SUSAN WEISMAN	Director	May 2, 2005
Susan Weisman

By:		Director	May 2, 2005
John Gore

By:	/S/ JOSEPH I. EMAS	Director	May 2, 2005
Joseph I. Emas

By:	/S/ ROBERT LEFEBVRE	Director	May 2, 2005
Robert Lefevbre