Form 10QSB
period 2005-03-31
COACH INDUSTRIES GROUP INC
filed 2005-05-16
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s telephone number, including area code: (954) 602-1400

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

18,873,192 shares of common stock, $0.001 par value, as of May 9, 2005.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,067,661	$3,545,995
Restricted cash	553,000	500,000
Accounts receivable, net	1,051,332	1,094,196
Supply inventory	1,679,428	1,836,535
Unbilled revenue	1,693,851	298,290
Due from related party	203,901	188,862
Prepaid expenses and other current assets	234,960	247,922

Total current assets	8,484,133	7,711,800

PROPERTY AND EQUIPMENT, net	2,046,531	1,968,927
INTANGIBLE – CUSTOMER LIST, net	1,130,000	1,160,000
LEASED RECEIVABLES, net	4,204,518	2,202,788
DEFERRED LOAN COSTS, net	223,287	270,728
GOODWILL	6,207,581	6,207,581

	$22,296,050	$19,521,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,476,074	$2,292,355
Advance payment contract settlement	158,335	—
Accrued interest payable	130,683	90,682
Related party payable	60,450	95,450
Advance payment – contract settlement	2,604,884	294,561
Current portion of long-term debt	1,784,776	1,784,776
Warranty reserve	120,347	148,755
Customer deposits	134,900	233,345
Accrued wages	489,697	427,205
Note payable – related parties	200,000	900,000
Lines of credit	644,106	1,054,909

Total current liabilities	7,804,252	7,322,038

OTHER LIABILITIES:
Convertible notes payable — long term	2,550,936	2,592,833
Lease financing obligation	3,464,517	884,851
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 19,082,785 and 18,982,785 shares issued and outstanding, respectively	19,082	18,982
Additional paid-in capital	17,231,694	17,159,784
Restricted stock – unearned compensation	(590,302)	(550,842)
Accumulated deficit	(8,184,129)	(7,905,822)
Treasury stock, 1,176,471 shares at cost	—	—

Total shareholders’ equity	8,476,345	8,722,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,296,050	$19,521,824

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, (Unaudited)
	2005	2004
REVENUES	$58,078,835	$4,183,964
COST OF GOODS SOLD	56,262,763	3,284,317

GROSS PROFIT	1,816,072	899,647

OPERATING EXPENSES:
General and Administrative	1,394,628	425,185
Research and development	106,050	747,665
Provision for lease losses	31,068	—
Amortization of deferred compensation	57,450	—
Sales and marketing	189,061	187,877
Rent	72,230	98,282
Interest expense	243,900	18,898

Total operating expenses	2,094,387	1,477,907

Loss before provision for income taxes	(278,305)	(578,260)

Income taxes	—	—

NET LOSS	$(278,305)	$(578,260)

Basic and diluted net (loss) per share :
Net loss per share	$(0.01)	$(0.07)

Basic and diluted weighted average common shares outstanding	18,831,272	8,185,531

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,305)	$(578,260)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	248,807	46,522
Provision for lease losses	31,068	—
Amortization of deferred compensation	57,450	—
Warranty expense	31,000	14,111
Charges to warranty reserve	(59,408)	(3,457)
Changes in operating assets and liabilities:
Accounts receivable	42,864	(458,953)
(Due from) due to related party	(15,040)	69,911
Unbilled revenue	(1,395,562)	—
Deferred loan fees	(3,100)	—
Supply inventory	157,107	(536,934)
Lease receivable repayments	479,568	—
Lease fundings	(2,512,366)	—
Lease liability repayments	(541,704)	—
Fundings lease liability	3,121,370	—
Prepaid expenses and other	(40,036)	(23,701)
Accrued contract settlement	2,310,323	—
Advance payment – contract settlement	158,334	—
Accounts payable and accrued expenses	(716,776)	760,819
Customer deposits	(98,445)	(193,273)

Net cash provided (used in) operating activities	977,149	(903,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions not of cash received	—	—
Restricted cash	(53,000)	—
Acquisition of fixed assets	(166,225)	(10,457)

Net cash used in investing activities	(219,225)	(10,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party payable	(35,000)	—
Repayment of notes payable – related parties	(700,000)	—
Repayment on convertible debentures	(90,455)	—
Repayment on line of credit	(910,803)
Proceeds from related party payable - convertible	—	533,893
Borrowings from line of credit	500,000	292,440

Net cash provided by (used in) financing Activities	(1,236,258)	826,333

NET DECREASE IN CASH AND CASH EQUIVALENTS	(478,334)	(87,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,545,995	91,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,067,661	$4,226

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004

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

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,700 drivers and 250 courier companies.

Manufacturing

CTMC’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. The facility was relocated to Springfield, Missouri during 2004.

SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations is housed in a 45,000 square foot manufacturing facility with approximately 60 employees involved in the direct manufacture of the modified chassis for the combined facilities of CTMC and SCB.

SCB acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors’ Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $500,000 on research and development during the next twelve months. The Company has expended $106,050 on research and development for the three months ended March 31, 2005, compared to $747,665 expended for the three months ended March 31, 2004.

History

Coach is a Nevada corporation. Its principal executive offices are located at 12330 SW 53rd Street, Suite 703, Cooper City, Florida 33330. Our telephone number is (954) 602-1400. CFS is a Florida corporation. Its principal executive offices are located in Cooper City, Florida. CDS is a New York corporation. Its principal executive offices are located in Glens Falls, New York. CTMC is a New York corporation. Its sales offices are located in Bohemia, New York. SCB is a Missouri corporation. Its principal executive offices are located in Springfield, Missouri.

On September 1, 2003, Coach acquired CTMC through a reverse merger. Coach issued approximately 3 million shares of common stock to CTMC in a stock for stock exchange.

On December 31, 2004, Coach, through SCB, its newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003.

On July 9, 2004, Coach, through CFS, its newly formed wholly owned subsidiary, entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. We issued 423,529 shares of common stock, valued at $720,000.

On August 6, 2004, Coach signed a letter of intent to acquire CDS, whereby the Company issued to the shareholder of CDS a combination of stock and cash. The acquisition was completed as of August 31, 2004 and is reflected in our financial statements as of September 1, 2004. The Company paid $4.8 million for CDS through the issuance of 3.2 million shares of common stock valued at $1.19, of which 504,202 shares of common stock are held in escrow. In addition, Coach paid $500,000 in cash and issued a promissory note in the amount of $460,000 to the shareholders of CDS. The Company has required that CDS provide to them a signed agreement with their insurance carrier, for at least a term of two years. Upon signing of that agreement, the Company issued to the shareholders additional consideration of $1.2 million in the same proportionate allocation of cash and common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2004. CTMC was formed on January 8, 2003 (inception); however CTMC did not commence operations until April 1, 2003.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2005, the balances at various financial institutions over the FDIC insured balances are $2.5 million relating to the cash and cash equivalent balances and $400,000 relating to the restricted cash balances at March 31, 2005.

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

Advance Payments Contract Settlement

Advance payments contract settlements at March 31, 2005 was $2.6 million. This balance relates to the acquisition of CDS effective August 31, 2004. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

3. Related Party Transactions

The Company has balances due to our Chief Executive Officer and director of the Company of $60,450 for expenses and cash funding.

4. Floor Plan and Warehouse Lines of Credit

On June 1, 2004, the Company signed an agreement with Ford Motor Company and established a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory. The balance outstanding to Ford Motor Company as of March 31, 2005 was $84,000. The interest rate charged on the line of credit is prime plus two percent, however the Company receives 90 days interest free as part of the program with Ford Motor Credit Corporation. The Company has terminated the floor plan line of credit and is utilizing the cash collateral to fund the floor plan requirements of the manufacturing facility.

During March 2005, the Company secured a line of credit secured by a certificate of deposit. The line of credit of $500,000 bears interest at 3.3% or 100 basis points over the certificate rate.

5. Notes Payable

The Company has a Notes Payable to a related party in the amount of $200,000 and $900,000 at March 31, 2005 and December 31, 2004, respectively of which $200,000 to a former shareholder of CDS which matures on December 31, 2005 and $700,000 was paid to former CDS shareholders in January 2005, in accordance with the purchase agreement with CDS. Interest on the $200,000 note payable is paid monthly at a rate of 5.5 percent per annum. No interest accrues on the $700,000 notes payable to shareholders of CDS.

6. SUPPLEMENTAL CASH FLOW INFORMATION

As of March 31, 2005
Non cash financing/investing activities:
Issuance of restricted stock related to deferred compensation	$97,000
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	$25,000

7. Subsequent Event

During April 2005, the Laurus Master Fund, Ltd. converted $200,000 of Convertible Notes into 400,000 shares of common stock. The shares were issued under the Company’s Form SB-2, which went effective on February 4, 2005.

In May 2005, two executive officers and directors converted accrued an unpaid wages totalling $272,000 and $45,000 into 485,759 and 81,119 shares of common stock, respectively.

In May 2005, the Company cancelled 1,176,471 shares of common stock held in treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical nor current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) lack or resources to maintain the company’s good standing status and requisite filings with the Securities and Exchange Commission; (iii) history of operating losses and accumulated deficit; (iv) possible need for additional financing; (v) competition; (vi) reliance on one client for a significant percentage of our revenues; (vii) dependence on management; (viii) risks related to proprietary rights; (ix) government regulation; and (x) other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report.

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

Coach Financial Services. On July 9, 2004, Coach, through CFS, its newly formed wholly owned subsidiary, entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. We issued 423,529 shares of common stock, valued at $720,000.

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

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 5,700 drivers and 250 courier companies.

Manufacturing

Coach manufactures specialty vehicles for commercial fleet operators through SCB and CTMC. SCB and CTMC two of the nine limousine manufacturers in the limousine manufacturing industry operating under Qualified Modifiers Agreement (“QVM”) and a Cadillac Master Coachbuilders Agreement (“CMC”)

Commercial Transportation Manufacturing Corporation. On September 1, 2003, Coach acquired CTMC through a reverse merger. Coach issued approximately 3 million shares of common stock to CTMC in a stock for stock exchange. CTMC’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. CTMC manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. This facility was relocated to Springfield, Missouri in 2004.

Springfield Coach Industries Corporation, Inc. On December 31, 2004, Coach, through SCB, its newly formed wholly owned subsidiary, acquired certain assets and liabilities from Springfield Coach Builders, Inc. The acquisition was valued at $2.66 million based on 2 million shares of common stock, at $1.33 per share, the closing market price on November 6, 2003. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company and a Cadillac Master CoachBuilder Agreement with General Motors Corporation. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations is housed in a 45,000 square foot manufacturing facility with approximately 60 employees involved in the direct manufacture of the modified chassis for the combined manufacturing operations of CTMC and SCB.

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

Once a vehicle is manufactured, it is typically sold to one of approximately 16,000 limousine operators. These operators utilize these vehicles to provide livery service. The livery service provides drivers and short-term rentals for airport shuttle service, weddings, business travel, proms, funerals and various other special occasions.

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

Courier Industry

The courier industry consists of approximately 7,200 same day, messenger and expedited courier with about 562,000 couriers in the field. Approximately 400,000 of those couriers are independent contractors. The couriers utilize some form of transportation to provide their service: 3% by bicycle; 34% by small cars; 48% by pick-up trucks or vans; 13% by small or large trucks and 1% by foot.

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

The Company has incurred losses from operations for the year ended December 31, 2004 of approximately $6.2 million and a net loss of $278,000 for the three months ended March 31, 2005. The cash provided by operating activities for the three months ended March 31, 2005 was approximately $1.0 million compared to cash used for operating activities for the same period in 2004 was approximately $1.0 million. The cash used for financing and investing activities for the three months ended March 31, 2005 was $219,000 and $1.2 million compared to $10,000 for investing activities for the 2004 period, respectively. Financing activities provided $826,000 for the three months ended March 31, 2004. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary.

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

In addition, $4.4 million was placed in a restricted cash account in the name of the Company to be utilized by the Company for the purchase of tangible property, unencumbered assets or for future acquisitions of target companies. The Convertible Note accrues interest, currently at 8%. The Company is required to make interest payment to Laurus on the portion of Convertible Note that has been funded to the Company, unrestricted. The Company is also required to make principal amortization payments on the funded balance, over a 33 month period, starting January 1, 2005. At March 31, 2005, all of the restricted balances were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital.

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$347,005
495,867	$1.82	322,674
495,867	$2.12	302,621

1,487,601		$972,300

As part of the above transaction, the Company filed a registration statement and on February 4, 2005 was declared effective. The Company amortized $34,725 for the three months ended March 31, 2005.

The Company, through SCB, acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors’ Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $500,000 on research and development during the next twelve months. The Company has expended approximately $106,000 and $747,000 on research and development for the three months ended March 31, 2005 and 2004 respectively.

Effective December 31, 2004, the Company, through its wholly owned subsidiary, SCB, consummated the acquisition of certain assets and liabilities of Springfield Coach Builders, Inc.

As of August 26, 2003, the Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration for a potential transaction. The shares shall vest on the effective date of the aforementioned potential transaction. CFS will provide financial services to purchasers of our various automotive products and also to other limousine operators. On July 9, 2004, we entered into an agreement to purchase all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into CFS. The deal is valued at $720,000.This acquisition enables us to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles as well as other financial services, such as specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from Coach as well as other operators purchasing vehicles from competitors. CFS primarily lends to small to mid-size business and professionals.

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

Financial Condition - March 31, 2005 compared to December 31, 2004

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.6 million at December 31, 2004 to $3.1 million at March 31, 2005, the decrease is primarily the needs of the operating entities to reduce payables, working capital requirements and support the operations of CDS.

Restricted cash. Restricted cash increased from $500,000 at December 31, 2004 to $553,000 at March 31, 2005. During 2005 the Company was able to release all the restricted cash from the Laurus transaction and reclassified the restricted cash as of December 31, 2004. The balance classified as of December 31, 2004, related to the collateral related to the irrevocable letter of credit relating to the floor plan line of credit. The balance at March 31, 2005 primarily relates to the cash collateral outstanding in a certificate of deposit relating to a line of credit for the same amount. The $500,000 line of credit bears interest at a rate of 3.30%, 100 basis points over the certificate of deposit rate.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.8 million at December 31, 2004 to $1.7 million at March 31, 2005. The Company at March 31, 2005 had back orders on its vehicles of 20 limousines and specialty vehicles compared to 36 at December 31, 2004.

Total current assets. Total current assets increased from $7.7 million at December 31, 2004 to $8.5 million at March 31, 2005, primarily as a result of the Company acquiring CDS effective August 31, 2004, which for the period increased primarily related to unbilled revenue of $1.7 million at March 31, 2005 compared to $298,000 at December 31, 2004. The significant increase relates to the timing of the payment cycle for CDS.

Goodwill. At March 31, 2005 and December 31, 2004 goodwill was $6.2 million relating to the acquisitions of SCB, CFS and CDS. At December 31, 2004 the Company allocated $2.6 million relating to the acquisition of CDS, specifically $1.4 million to the billing platform and $1.2 million to the customer list.

Lease receivables, net. At March 31, 2005 the balance of leases receivable was approximately $4.2 million net of an allowance for lease losses of approximately $136,000. The Company recognized an additional provision for lease losses on new production of approximately $31,000.

Liabilities

Accrued wages. Accrued wages increased from $427,205 at December 31, 2004 to $489,697 at March 31, 2005, the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach. Accrued wages included approximately $417,000 of accrued wages for officers of the Company. In an effort to better utilize corporate resources, a significant portion of these accrued and unpaid wages are anticipated to be converted into common stock at the discretion of the respective officers.

Accounts payable and other accrued expenses. Accounts payable decreased from $2.3 million at December 31, 2004 to $1.5 million at March 31, 2005, the increase is primarily relating to the operations of Coach, CDS, CTMC and SCB. The Company has reduced its liabilities with its suppliers and dealers. At December 31, 2004, CFS owed payments to dealers totaling $430,000. These dealers were settled in early 2005.

Customer deposits. Customer deposits decreased from $233,000 at December 31, 2004 to $135,000 at March 31, 2005. The reduction primarily related to one specialty vehicle that was delivered in February.

Related party payable. Related party payable decreased from $900,000 at December 31, 2004 to $200,000 at March 31, 2005. The decrease relates primarily to the $700,000 due to the shareholders of CDS, upon the final payment due on the transaction of $700,000 and $200,000 note payable to one shareholder.

Lines of credit. The lines of credit decreased from $1.1 million at December 31, 2004 to $644,000 at March 31, 2005, primarily related to a line of credit with Ford Motor Credit Corporation being repaid during the period, with an $84,000 balance due at March 31, 2005. During March 2005, the Company secured a $500,000 line of credit secured by a certificate of deposit. The line of credit bears interest at 3.3% or 100 basis points over the certificate rate. The remaining balance at March 31, 2005 related to two chassis due to Chrysler Credit Corporation

Advance payments contract settlement. Advance payments contract settlements at December 31, 2004 and March 31, 2005 was $295,000 and $3.6 million, respectively. This balance relates to the acquisition of CDS effective August 31, 2004. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

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

The Company filed a registration statement which went effective February 4, 2005. The Company amortized $34,725 for the three months ended March 31, 2005. At March 31, 2005, all of the restricted balances were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital.

The portion of the debt that is classified as short-term is approximately $1.8 million at both March 31, 2005 and December 31, 2004.

Lease financing obligation. Lease financing obligation at March 31, 2005 was $3.5 million compared to $884,000 at December 31, 2004. The Company has two guidance lines with financial institutions totaling $9.5 million. The interest rate is determined on a lease by lease basis and interest rate includes a component for servicing for the portfolio. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.75 percent and 7.50 percent.

Results of Operations – For the Three Months Ended March 31, 2005 compared to March 31, 2004

Effective September 1, 2003, the Company has restated its consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows in conjunction with the reverse merger with CTMC. The accompanying financial statements include the accounts of the Company from September 1, 2003, and its wholly owned subsidiaries CTMC from January 8, 2003 (inception) and SCB, effective December 31, 2004. CTMC was formed on January 8, 2003 (inception), however CTMC did not commence operations until April 1, 2003 thus no activity has been presented for the three months ended March 31, 2003.

Gross revenues. Gross revenues were $58.1 million for the three month period ended March 31, 2005 compared to $4.2 million for the three months ended March 31, 2004, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $53.3 million. The balance of the revenue primarily relates to SCB and CTMC, or $3.2 million compared to $4.2 million for the same period in 2004. Revenues for the manufacturing facility were lower during 2005 compared to 2004 primarily related to the inventory purchased at acquisition of SCB on December 31, 2003. The Company sold that inventory at fair market value during the first quarter of 2004.

Costs of goods sold. Costs of goods sold were $56.3 million for the three months ended March 31, 2005 compared to $3.3 million for the three months ended March 31, 2004, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the three months ended March 31, 2005 was approximately $52.5 million. The balance of the costs primarily relates to SCB and CTMC, or $2.4 million compared to $3.3 million for the same period in 2004.

Operating expenses. Operating expenses were $2.1 million for the three months ended March 31, 2005 compared to $1.5 million for the three months ended March 31, 2004 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $1.4 million for the three months ended March 31, 2005 compared to $425,000 for the three months ended March 31, 2004, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. Included in general and administrative expenses were amortization relating to the customer list and billing platform, intangible assets and depreciation on furniture and equipment totaling $118,621 for the three months ended March 31, 2005 compared to $46,522 for the three months ended March 31, 2004.

SCB acquired certain assets and liabilities of Springfield Coach Builders, Inc., effective December 31, 2003 and at that time determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at both facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the Chrysler Sprinter and the General Motors’ Hummer H2. In January 2004, the Company made a strategic decision to focus SCB on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines and for CTMC to focus on specialty vehicles and limousine buses. Based on these manufacturing changes and focus CTMC on specialty vehicles, the Company, intends to expend $500,000 on research and development during the next twelve months. The Company expended $106,050 on research and development for the three months ended March 31, 2005, compared to $747,665 expended for the three months ended March 31, 2004.

Amortization of deferred compensation was $57,450 for the three months ended March 31, 2005 compared to zero for the same period in 2004. The Company issued stock for past and future consulting services.

Sales and marketing expenses for the three months ended March 31, 2005 were $189,000 compared to $187,877 for the same period in 2004. The 2004 period reflect the operations of CTMC, CDS, CFS and SCB. The sales and marketing expenses include commission, advertising and marketing expenses primarily for the manufacturing facilities.

Rent expense for the three months ended March 31, 2005 was $72,000 compared to $98,282 for the three months ended March 31, 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York during 2004. Rent expense for the three months ended March 31, 2005 relates to the Springfield plant, the corporate office and the offices in Glens Falls which house the CDS operations. During 2004, the Company relocated the Bohemia plant to Springfield, Missouri.

Interest expense for the three months ended March 31, 2005 was $243,900 compared to $18,898 for the same period in 2004. The 2004 interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The 2005 interest expense represents interest paid on these facilities for limousine chassis, held over 90 days as well as interest on the subordinated debentures and the related amortization of deferred loan costs and warrant costs.

Net Loss. Net loss was $278,305 for the three months ended March 31, 2005 compared to a loss of $578,260 for the same period in 2004. The 2005 loss is primarily attributed to interest of $243,900 and amortization and depreciation of $118,000. In addition, non-cash charges relating to consulting services totaled $57,450 for the three month period ended March 31, 2005. The net loss during 2004 was specifically attributed to the research and development charge of $747,665.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Net loss, as reported	$(278,305)	$(578,260)

Interest expense	243,900	18,898
Amortization and depreciation	118,621	46,522

Adjustments to earnings (loss)	362,521	65,420

EBITDA	$84,216	$(512,840)

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated May 16, 2005	By:	/s/ FRANCIS O’DONNELL
	Name:	Francis O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated May 16, 2005	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.