Form 10QSB
period 2005-06-30
COACH INDUSTRIES GROUP INC
filed 2005-08-15
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 19,230,716 shares of common stock, $0.001 par value, as of August 8, 2005.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,003,816	$3,545,995
Restricted cash	663,750	500,000
Accounts receivable, net	1,148,319	1,094,196
Supply inventory	1,341,190	1,836,535
Unbilled revenue	1,982,870	298,290
Due from related party	194,648	188,862
Prepaid expenses and other current assets	299,638	247,922

Total current assets	6,634,231	7,711,800

PROPERTY AND EQUIPMENT, net	2,059,848	1,968,927
INTANGIBLE – CUSTOMER LIST, net	1,100,000	1,160,000
LEASED RECEIVABLES, net	4,601,019	2,202,788
DEFERRED LOAN COSTS, net	202,045	270,728
GOODWILL	6,220,081	6,207,581

	$20,817,224	$19,521,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,399,143	$2,292,355
Accrued interest payable	47,081	90,682
Related party payable	27,450	95,450
Advance payment – contract settlement	1,659,095	294,561
Current portion of long-term debt	2,072,727	1,784,776
Warranty reserve	97,635	148,755
Customer deposits	65,480	233,345
Accrued wages	71,446	427,205
Note payable – related parties	150,000	900,000
Lines of credit	645,706	1,054,909

Total current liabilities	6,235,763	7,322,038

OTHER LIABILITIES:
Convertible notes payable- long term	2,709,574	2,592,833
Lease financing obligation	3,837,575	884,851
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 19,230,716 and 18,982,785 shares issued and outstanding, respectively	19,231	18,982
Additional paid-in capital	16,844,694	17,159,784
Restricted stock – unearned compensation	(874,429)	(550,842)
Accumulated deficit	(7,955,184)	(7,905,822)
Treasury stock, zero and 1,176,471 at June 30, 2005 and December 31, 2004, respectively shares at cost	—	—

Total shareholders’ equity	8,034,312	8,722,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,817,224	$19,521,824

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, (Unaudited)		For the Six Months Ended June 30, (Unaudited)
	2005	2004	2005	2004
REVENUES	$62,749,676	$4,947,847	$120,828,511	$9,131,811

COST OF GOODS SOLD	61,516,521	4,395,559	117,779,284	7,679,874

GROSS PROFIT	1,233,155	552,288	3,049,227	1,451,937

OPERATING EXPENSES:

General and Administrative	712,469	462,950	2,138,155	888,135

Research and development	—	—	106,050	747,665

Amortization of deferred compensation	58,963	383,917	116,413	383,917
Sales and marketing	316,139	93,328	505,200	281,205
Rent	81,965	43,033	154,195	141,315

Interest expense associated with Convertible Note conversion	188,000	—	188,000	—
Gain on settlement related to CTMC	(434,000)	—	(434,000)	—

Interest expense	83,966	33,454	327,866	52,352

Total operating expenses	1,007,502	1,016,682	3,101,879	2,494,589

Income (loss) before provision for income taxes	225,653	(464,394)	(52,652)	(1,042,652)

Income taxes	—	—	—	—

NET INCOME (LOSS)	$225,653	$(464,394)	$(52,652)	$(1,042,652)

Basic earnings (loss) per share :
Net earnings (loss) per share	$0.01	$(0.07)	$(0.00)	$(0.13)

Fully diluted earnings (loss) per share	$0.02	$(0.07)	$(0.00)	$(0.13)

Basic weighted average common shares outstanding	17,755,354	8,185,531	17,990,589	8,185,531

Fully diluted weighted average common shares outstanding	22,791,093	8,185,531	17,990,589	8,185,531

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,652)	$(1,042,652)
Adjustments to reconcile net loss to net
Cash provided by used in operating activities:
Depreciation and amortization	337,978	93,087
Provision for lease losses	16,899	—
Charge-off leases	(8,000)	—
Amortization of deferred compensation	116,413	383,917
Gain on settlement related to CTMC	(434,000)	—
Charge-off of related party receivable	429,000	—
Warranty expense	63,260	31,436
Charges to warranty reserve	(114,380)	(20,099)
Changes in operating assets and liabilities:
Accounts receivable	(54,124)	(405,041)
Due from related party	(434,787)	(274,610)
Unbilled revenue	(1,684,581)	—
Supply inventory	495,344	(1,406,563)
Lease receivable repayments	549,896	—
Lease fundings	(2,957,026)	—
Lease liability repayments	(541,704)	—
Fundings lease liability	3,494,428	—
Prepaid expenses and other	1,285	(180,270)
Advance payment – contract settlement	1,364,534	—
Accounts payable and accrued expenses	(1,188,250)	977,495
Customer deposits	(167,865)	(128,773)

Net cash (used in) operating Activities	(768,332)	(1,972,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reimbursement of leasehold improvements	—	93,000
Investment in CDS	(12,500)	—
Restricted cash	(163,750)	—
Acquisition of fixed assets	(179,542)	(75,390)

Net cash provided by (used in) investing activities	(355,792)	17,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(95,000)
Repayment of notes payable – related parties	(750,000)	—
Repayment on convertible debentures	(187,252)	—
Repayment on line of credit	(909,203)	—
Proceeds (repayment) from related party payable	(68,000)	1,612,491
Deferred loan fees	(3,600)	—
Borrowings from line of credit	500,000	346,352

Net cash provided by (used in) financing Activities	(1,418,055)	1,863,843

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,542,179)	(90,620)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,545,995	91,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,003,816	$945

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2005 and 2004

1. Background

Summary

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company which, through its subsidiaries offers an array of financial services and insurance products to commercial fleet operators and independent contractors and manufactures specialty vehicles.

Coach owns four wholly owned subsidiaries that operate in three business segments: financial services to commercial fleet operators; third party contract rights management for commercial fleet operators; and manufacturing specialty vehicles. Coach Financial Services (“CFS”) offers financial services to commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines.

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

Independent Contract Settlement

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 6,000 drivers and 250 courier companies.

Manufacturing

CTMC’s and SCB’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations are housed in a 45,000 square foot manufacturing facility with approximately 70 employees involved in the direct manufacture of the modified chassis for the combined facilities of CTMC and SCB.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

All significant inter-company balances and transactions have been eliminated.

Earnings	(Loss) Per Common Share

Basic earning (loss) per shares excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if convertible securities or options to issue common stock of the Company were exercised. In calculating diluted earnings (loss) per share, interest expense net of applicable taxes on convertible securities is added back to net income, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

The following reconciles the numerators and the denominators of the basic and diluted earnings (loss) per share computation for June 30, 2005 and 2004 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$225,653	$(494,394)	$(52,652)	$(1,042,652)
Adjustment – interest expense Convertible Notes	251,841	—	—	—

Net income (loss) available after assumed conversion – fully diluted	$477,494	$(494,394)	$(52,652)	$(1,042,652)

Denominator:
Basic weighted average shares outstanding	17,755,354	8,185,531	17,990,589	8,185,531

Shares of common stock assumed converted	5,035,739	—	—	—

Fully diluted weighted average common shares outstanding	22,791,093	8,185,531	17,990,589	8,185,531

Basic earning (loss) per share	$0.01	$(0.07)	$(0.00)	$(0.13)
Adjustment – interest expense Convertible Notes	0.01	—	—	—

Fully diluted earning (loss) per share	$0.02	$(0.07)	$(0.00)	$(0.13)

3. Related Party Transactions

The Company has balances due to our Chief Executive Officer and director of the Company of $27,450 for expenses and cash funding.

During May 2005, the Company settled certain obligations with an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities of the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from a related entity of the officer offset by a reduction of a liability due to the officer of $485,000 owed to the officer for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued a related entity of the officer valued at $684,000 for a payable due in installments over a 12 month period in the amount of $250,000. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the three and six months ended.

The officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the former officer cannot compete with the Company for a period of three years. The Company issued 600,000 shares valued at $396,000 and paid $55,000 for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement.

4. Floor Plan and Warehouse Lines of Credit

On June 1, 2004, the Company signed an agreement with Ford Motor Company and established a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory. The floor plan was partially secured by an irrevocable letter of credit in the amount of $500,000. The Company has repaid the floor plan and the balance outstanding to Ford Motor Company at June 30, 2005 was zero.

During March 2005, the Company secured a line of credit secured by a certificate of deposit. The line of credit of $500,000 bears interest at 3.3% or 100 basis points over the certificate rate.

During June 2005, the Company secured lines of credit with Daimler Chrysler up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $100,000 irrevocable letter of credit which will secure up to $500,000 in body builder availability. At June 30, 2005 the balance of the line of credit to Daimler Chrysler was zero. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler which the lowest published rate at June 30, 2005 for a sixty month lease obligation was 6.46%.

The Company has a secured guidance line with Sovereign Bank with a balance of $1.3 million as of June 30, 2005 with a total availability of $4.5 million. Sovereign Bank is in negotiations with the Company relating to a personal guarantee relating to an officer and director that left during May 2005. The Company and the Bank are working through the requirements needed to continue the relationship.

5. Notes Payable

The Company has a Notes Payable to a related party in the amount of $150,000 and $900,000 at June 30, 2005 and December 31, 2004, respectively of which $150,000 to a former shareholder of CDS which matures on December 31, 2005 and $700,000 was paid to former CDS shareholders in January 2005, in accordance with the purchase agreement with CDS. Interest on the $150,000 note payable is paid monthly at a rate of 5.5 percent per annum. No interest accrues on the $700,000 notes payable to shareholders of CDS.

6. Convertible Note

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 9.75 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances, over a 33-month period, starting January 1, 2005. At June 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000.

7. Equity

During the second quarter of 2005, the Company cancelled the common shares 1,176,471 held as Treasury Stock.

Accrued wages and accrued interest was reduced by approximately $335,494 and $15,531, respectively related to officers’ compensation. Two officers converted the balances of the unpaid wages into 620,485 shares common stock. These balances were converted at $0.56 and $0.62 based on the market price determined for restricted shares of common stock at the date of conversion.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	As of June 30, 2005	As of June 30, 2004
Non cash financing/investing activities:

Issuance of restricted stock related to accrued compensation and accrued interest	$351,025	$—
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	$25,000	$—
Reclassification of discount associated with Convertible Debentures for discount and intrinsic value of warrants to Convertible Debentures	$649,878	—
Cash payment of interest	$350,084	$52,352

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	Coach Financial Services, Inc.
Independent Contractor Settlement Parent Company	CDS Coach Industries Group Inc’s operations, costs of acquisitions, and financing activities

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three months ended June 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$3,792,257	$263,591	$58,796,915	$(103,087)	$62,749,676
Cost of Goods Sold	3,336,286	143,146	57,981,201	55,888	61,516,521
Gross Margin	455,971	120,445	815,714	(158,975)	1,233,155
General and Administrative Expenses	78,910	94,853	647,445	186,294	1,007,502

Segments net income (loss) before income taxes	$377,061	$25,592	$168,269	$(345,269)	$225,653

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the six months ended June 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$7,032,772	$1,832,274	$112,066,552	$(103,087)	$120,828,511
Cost of Goods Sold	5,805,192	1,575,875	110,471,639	(73,422)	117,779,284
Gross Margin	1,227,580	256,399	1,594,913	(29,665)	3,049,227
General and Administrative Expenses	653,537	188,230	1,258,601	1,001,511	3,101,879

Segments net income (loss) before income taxes	$574,043	$68,169	$336,312	$(1,031,176)	$(52,652)

Operations for 2004 consisted solely of the manufacturing segment for the three and six months ended June 30, 2004.

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

Summary

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company which, through its subsidiaries offers an array of financial services and insurance products to commercial fleet operators and independent contractors and manufactures specialty vehicles.

Coach owns four wholly owned subsidiaries that operate in three business segments: financial services to commercial fleet operators; third party contract rights management for commercial fleet operators; and manufacturing specialty vehicles. Coach Financial Services (“CFS”) offers financial services to commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such as limousine buses, Lincoln Town Car limousines and Ford Excursion limousines.

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

Independent Contract Settlement

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 6,000 drivers and 250 courier companies.

Manufacturing

CTMC’s and SCB’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations are housed in a 45,000 square foot manufacturing facility with approximately 70 employees involved in the direct manufacture of the modified chassis for the combined facilities of CTMC and SCB.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the year ended December 31, 2004 of approximately $6.2 million and a net income of $226,000 for the three months ended June 30, 2005 and a net loss of $53,000 for the six months ended June 30, 2005. The cash used by operating activities for the six months ended June 30, 2005 was approximately $768,000 compared to cash used for operating activities for the same period in 2004 was approximately $2.0 million. The cash used for investing and financing activities for the six months ended June 30, 2005 was $356,000 and $1.4 million compared to cash provided by investing activities and financing activities of $17,610 and $1.9 million for the 2004 period, respectively. Financing activities provided $1.9 million for the six months ended June 30, 2004 primarily related to funding of operations from a related party. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary.

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 9.75 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus’, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances, over a 33-month period, starting January 1, 2005. At June 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000.

The Company intends to expend $500,000 on research and development during the next twelve months. The Company has expended approximately zero and $106,000 and zero and $747,000 on research and development for the three and six months ended June 30, 2005 and 2004, respectively.

Financial Condition - June 30, 2005 compared to December 31, 2004

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.5 million at December 31, 2004 to $1.0 million at June 30, 2005, the decrease pertains to the Company reducing payables, repayment of convertible debentures, repayment of notes payable – related parties and working capital requirements.

Restricted cash. Restricted cash increased from $500,000 at December 31, 2004 to $663,750 at June 30, 2005. During 2005 the Company was able to release all the restricted cash from the Laurus transaction and reclassified the restricted cash as of December 31, 2004. The balance classified as of December 31, 2004, related to the collateral related to the irrevocable letter of credit relating to the floor plan line of credit. The balance at June 30, 2005 primarily relates to the cash collateral outstanding in a certificate of deposit relating to a line of credit for the same amount. The $500,000 line of credit bears interest at a rate of 3.30%, 100 basis points over the certificate of deposit rate. In addition, the Company placed $100,000 in a certificate of deposit to secure an irrevocable letter of credit to Daimler Chrysler for a $500,000 floor plan line of credit with Daimler Chrysler. At June 30, 2005 the Company had not drawn any funds on the floor plan line of credit.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.8 million at December 31, 2004 to $1.3 million at June 30, 2005. The Company at June 30, 2005 had back orders on its vehicles of 4 limousines and specialty vehicles compared to 36 at December 31, 2004. The decline specifically pertains to the seasonality of the manufacturing business. Spring Prom season typically is a strong selling season and the summer is typically the slow selling season.

Total current assets. Total current assets decreased from $7.7 million at December 31, 2004 to $6.6 million at June 30, 2005. Cash balances declined during the period due to the timing of the collections at CDS and the remittances to the couriers Cash balances at December 31, 2004 were $3.5 million compared to $1.0 million at June 30, 2005. The decrease was offset by an increase related to unbilled revenue of $2.0 million at June 30, 2005 compared to $298,000 at December 31, 2004. The significant increases and decreases relates to the timing of the payment cycle for CDS.

Goodwill. At June 30, 2005 and December 31, 2004 goodwill was $6.2 million relating to the acquisitions of SCB, CFS and CDS. At December 31, 2004 the Company allocated $2.6 million relating to the acquisition of CDS, specifically $1.4 million to the billing platform and $1.2 million to the customer list.

Lease receivables, net. At June 30, 2005 the balance of leases receivable was approximately $4.6 million net of an allowance for lease losses of approximately $116,000 compared to $2.2 million at December 31, 2004 net of allowance for lease losses of $105,000. The Company recognized an additional provision for lease losses on new production of approximately $17,000. The portfolio acquired in July 2004 decline significantly from $1.5 million to $550,000 as of June 30, 2005. During the six months ended June 30, 2005, the Company repossessed one vehicle with a charge-off related to the lease of $8,000.

Liabilities

Accrued wages. Accrued wages and accrued interest was reduced by approximately $335,494 and $15,531, respectively related to officers’ compensation. Two officers converted the balances of the unpaid wages into 620,485 shares common stock. These balances were converted at $0.56 and $0.62 based on the market price determined for restricted shares of common stock at the date of conversion.

Accounts payable and other accrued expenses. Accounts payable decreased from $2.3 million at December 31, 2004 to $1.4 million at June 30, 2005, the increase is primarily relating to the operations of Coach, CDS, CTMC and SCB. The Company has reduced its liabilities with its suppliers and dealers. At December 31, 2004, CFS owed payments to dealers totaling $430,000. These dealers were settled in early 2005.

Customer deposits. Customer deposits decreased from $233,000 at December 31, 2004 to $65,000 at June 30, 2005. The reduction primarily related to one specialty vehicle that was delivered in February as well as the seasonality of the business.

Related party payable. Related party payable decreased from $900,000 at December 31, 2004 to $150,000 at June 30, 2005. The decrease relates primarily to the $700,000 due to the shareholders of CDS, upon the final payment due on the transaction of $700,000 and $150,000 note payable to one shareholder.

Lines of credit. The lines of credit decreased from $1.1 million at December 31, 2004 to $646,000 at June 30, 2005, primarily related to a line of credit with Ford Motor Credit Corporation being repaid during the period. During March 2005, the Company secured a $500,000 line of credit secured by a certificate of deposit. The line of credit bears interest at 3.3% or 100 basis points over the certificate rate. The remaining balance at June 30, 2005 related to chassis due to Chrysler Credit Corporation

Advance payments contract settlement. Advance payments contract settlements at December 31, 2004 and June 30, 2005 was $295,000 and $1.7 million, respectively. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

Convertible notes payable. On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, currently 9.75 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances, over a 33-month period, starting January 1, 2005. At June 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000.

The portion of the debt that was classified as short-term is approximately $2.1 million and $1.8 million at June 30, 2005 and December 31, 2004, respectively.

Lease financing obligation. Lease financing obligation at June 30, 2005 was $3.8 million compared to $884,000 at December 31, 2004.

Results of Operations – For the Three Months Ended June 30, 2005 compared to June 30, 2004

Gross revenues. Gross revenues were $62.7 million for the three month period ended June 30, 2005 compared to $4.9 million for the three months ended June 30, 2004, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $58.8 million. The balance of the revenue primarily relates to SCB and CTMC, or $3.8 million compared to $4.9 million for the same period in 2004. Revenues for the manufacturing facility were lower during 2005 compared to 2004 primarily related to the inventory purchased at acquisition of SCB on December 31, 2003. The Company sold that inventory at fair market value during the first and second quarters of 2004.

Costs of goods sold. Costs of goods sold were $61.5 million for the three months ended June 30, 2005 compared to $4.4 million for the three months ended June 30, 2004, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the three months ended June 30, 2005 was approximately $58.0 million. The balance of the costs primarily relates to SCB and CTMC, or $3.4 million compared to $4.4 million for the same period in 2004.

Operating expenses. Operating expenses were $1.0 million for the three months ended June 30, 2005 compared to $1.0 million for the three months ended June 30, 2004 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $712,000 for the three months ended June 30, 2005 compared to $463,000 for the three months ended June 30, 2004, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. Included in general and administrative expenses were amortization relating to the customer list and billing platform, intangible assets and depreciation on furniture and equipment totaling $116,540 for the three months ended June 30, 2005 compared to $46,565 for the three months ended June 30, 2004.

Amortization of deferred compensation was $58,963 for the three months ended June 30, 2005 compared to $383,917 for the same period in 2004. The Company issued stock for past and future consulting services during 2004. During 2004, the Company’s first full year of operations, the Company issued stock in lieu of cash for services rendered.

Sales and marketing expenses for the three months ended June 30, 2005 were $316,000 compared to $93,000 for the same period in 2004. The 2004 period reflect the operations of CTMC and SCB. The 2005 period reflects the operations of CFS, CDS, CTMC and SCB. The sales and marketing expenses include commission, advertising and marketing expenses.

During May 2005, the Company settled certain obligations with an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities of the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from a related entity of the officer offset by a reduction of a liability due to the officer of $485,000 owed to the officer for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued a related entity of the officer valued at $684,000 for a payable due in installments over a 12 month period in the amount of $250,000. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the three and six months ended.

The officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the former officer cannot compete with the Company for a period of three years. The Company issued 600,000 shares valued at $396,000 and paid $55,000 for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement.

Rent expense for the three months ended June 30, 2005 was $82,000 compared to $43,000 for the three months ended June 30, 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York during 2004. Rent expense for the three months ended June 30, 2005 relates to the Springfield plant, the corporate office and the offices in Glens Falls which house the CDS operations and the New York sales office. During the later part of 2004, the Company relocated the Bohemia plant to Springfield, Missouri.

Interest expense for the three months ended June 30, 2005 was $84,000 compared to $33,008 for the same period in 2004. The 2004 interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The 2005 interest expense represents interest paid on these facilities for limousine chassis, held over 90 days as well as interest on the subordinated debentures and the related amortization of deferred loan costs and warrant costs.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000. In addition, the Company is evaluating the impact on market value and volatility of the Laurus transaction for the individual releases made from the restricted accounts.

Net Income. Net income was $225,653 for the three months ended June 30, 2005 compared to a loss of $464,394 for the same period in 2004. The Company recognized a gain on settlement of a lease obligation of $434,000 during the quarter ended June 30, 2005 offset by $188,000 of interest costs associated with the conversion of $200,000 of Convertible Notes, increased interest expense, and higher sales and marketing expenses and general and administrative expenses, offset by lower amortization of deferred compensation.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although management uses EBITDA as a supplemental indicator of the Company’s financial performance as, it is not considered a generally accepted accounting principle, it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Net loss, as reported	$225,653	$(464,394)

Interest expense	83,966	33,454
Interest expense associated with Convertible Note conversion	188,000	—
Amortization and depreciation	116,540	46,565

Adjustments to earnings (loss)	388,506	80,019

EBITDA	$614,159	$(384,375)

Results of Operations – For the Six Months Ended June 30, 2005 compared to June 30, 2004

Gross revenues. Gross revenues were $120.8 million for the six month period ended June 30, 2005 compared to $9.1 million for the six months ended June 30, 2004, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $112.0 million. The balance of the revenue primarily relates to SCB and CTMC, or $7.0 million compared to $9.1 million for the same period in 2004. Revenues for the manufacturing facility were lower during 2005 compared to 2004 primarily related to the inventory purchased at acquisition of SCB on December 31, 2003. The Company sold that inventory at fair market value during the first and second quarters of 2004.

Costs of goods sold. Costs of goods sold were $117.8 million for the six months ended June 30, 2005 compared to $7.7 million for the six months ended June 30, 2004, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the six months ended June 30, 2005 was approximately $110.5 million. The balance of the costs primarily relates to SCB and CTMC, or $5.9 million compared to $7.7 million for the same period in 2004.

Operating expenses. Operating expenses were $3.1 million for the six months ended June 30, 2005 compared to $2.5 million for the six months ended June 30, 2004 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $2.1 million for the six months ended June 30, 2005 compared to $888,000 for the six months ended June 30, 2004, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. Included in general and administrative expenses were amortization relating to the customer list and billing platform, intangible assets and depreciation on furniture and equipment totaling $235,161 for the six months ended June 30, 2005 compared to $93,087 for the six months ended June 30, 2004.

The Company expended $106,050 on research and development for the six months ended June 30, 2005, compared to $747,665 expended for the six months ended June 30, 2004. During 2004, the Company’s first year of operation the Company placed considerable efforts in aligning the two plants and their products.

During May 2005, the Company settled certain obligations with an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities of the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from a related entity of the officer offset by a reduction of a liability due to the officer of $485,000 owed to the officer for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued a related entity of the officer valued at $684,000 for a payable due in installments over a 12 month period in the amount of $250,000. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the three and six months ended.

The officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the former officer cannot compete with the Company for a period of three years. The Company issued 600,000 shares valued at $396,000 and paid $55,000 for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement.

Amortization of deferred compensation was $116,413 for the six months ended June 30, 2005 compared to $383,917 for the same period in 2004. The Company issued stock for past and future consulting services during 2004.

Sales and marketing expenses for the six months ended June 30, 2005 were $505,000 compared to $281,000 for the same period in 2004. The 2004 period reflect the operations of CTMC and SCB. The 2005 period reflects the operations of CFS, CDS, CTMC and SCB. The sales and marketing expenses include commission, advertising and marketing expenses.

Rent expense for the six months ended June 30, 2005 was $154,000 compared to $141,000 for the six months ended June 30, 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York during 2004. Rent expense for the six months ended June 30, 2005 relates to the Springfield plant, the corporate office and the offices in Glens Falls which house the CDS operations and the New York sales office. During the later part of 2004, the Company relocated the Bohemia plant to Springfield, Missouri.

Interest expense for the six months ended June 30, 2005 was $327,866 compared to $52,000 for the same period in 2004. The 2004 interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The 2005 interest expense represents interest paid on these facilities for limousine chassis, held over 90 days as well as interest on the subordinated debentures and the related amortization of deferred loan costs and warrant costs.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000. In addition, the Company is evaluating the impact on market value and volatility of the Laurus transaction for the individual releases made from the restricted accounts.

Net Loss. Net loss was $52,652 for the six months ended June 30, 2005 compared to a loss of $1.0 million for the same period in 2004. . The Company recognized a gain on settlement related to CTMC of $434,000 during the quarter ended June 30, 2005 offset by $188,000 of interest costs associated with the conversion of $200,000 of Convertible Notes, higher interest expense of $327,866 and amortization and depreciation of $93,087. The net loss during 2004 was specifically attributed to the research and development charge of $747,665 and higher non-cash charges relating to consulting services of $383,917 for 2004 compared to $116,413 for the same period in 2005.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although management uses EBITDA as a supplemental indicator of the Company’s financial performance as, it is not considered a generally accepted accounting principle, it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Net loss, as reported	$(52,652)	$(1,042,652)

Interest expense	327,866	52,352
Interest expense associated with Convertible Note conversion	188,000	—
Amortization and depreciation	235,161	93,087

Adjustments to earnings (loss)	751,027	145,439

EBITDA	$698,375	$(897,213)

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

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

B. Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2005:

On June 17, 2005 the Company issued a Form 8-K relating to the settlement agreement reached with John Gore, an officer and director of the Company upon his resignation to the Board of Directors and his position as Chief Sales and Marketing Officer and President of Coach Financial Services, Inc.

On July 7, 2005, the Company issued on Form 8-K relating to the agreement signed with Daimler Chrysler, whereby the Company received facilities totaling $3.5 million for the acquisition of leases totaling $2.5 million and a body builder line for $1.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated August 15, 2005	By:	/s/ FRANCIS O’DONNELL
	Name:	Francis O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated August 15, 2005	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.