Form 10QSB
period 2005-09-30
COACH INDUSTRIES GROUP INC
filed 2005-11-14
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 20,608,737 shares of common stock, $0.001 par value, as of November 1, 2005.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,541,375	$3,545,995
Restricted cash	763,750	500,000
Accounts receivable, net	1,864,978	1,094,196
Supply inventory	1,530,295	1,836,535
Unbilled revenue	—	298,290
Lease receivable – current portion	1,332,364	523,429
Due from related party	186,498	188,862
Prepaid expenses and other current assets	487,783	247,922

Total current assets	7,707,043	8,235,229

PROPERTY AND EQUIPMENT, net	2,050,946	1,968,927
INTANGIBLE – CUSTOMER LIST, net	1,070,000	1,160,000
LEASED RECEIVABLES, net	4,270,636	1,679,359
DEFERRED LOAN COSTS, net	175,603	270,728
GOODWILL	6,220,081	6,207,581

	$21,494,309	$19,521,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,195,629	$2,292,355
Accrued interest payable	50,984	90,682
Related party payable	387,500	95,450
Advance payment – contract settlement	1,494,116	294,561
Current portion of long-term debt	976,746	1,784,776
Current portion of lease obligation	1,306,232	361,306
Warranty reserve	149,708	148,755
Customer deposits	43,000	233,345
Accrued wages	34,618	427,205
Note payable – related parties	100,000	900,000
Lines of credit	1,462,502	1,054,909

Total current liabilities	7,201,035	7,683,344

OTHER LIABILITIES:
Convertible notes payable- long term	3,569,126	2,592,833
Lease financing obligation- long term	3,680,934	523,545
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 19,623,348 and 18,982,785 shares issued and outstanding, respectively	19,623	18,982
Additional paid-in capital	17,017,112	17,159,784
Restricted stock – unearned compensation	(810,556)	(550,842)
Accumulated deficit	(9,182,965)	(7,905,822)
Treasury stock, zero and 1,176,471 at September 30, 2005 and December 31, 2004, respectively shares at cost	—	—

Total shareholders’ equity	7,043,214	8,722,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,494,309	$19,521,824

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2005	2004	2005	2004
REVENUES	$65,430,041	$17,648,967	$186,258,552	$26,780,778
COST OF GOODS SOLD	64,258,510	16,946,789	182,037,794	24,626,663

GROSS PROFIT	1,171,531	702,178	4,220,758	2,154,115

OPERATING EXPENSES:

General and Administrative	1,534,803	1,283,105	3,672,958	2,171,240

Research and development	93,818	82,175	199,868	829,840

Amortization of deferred compensation	63,873	246,083	180,286	630,000
Sales and marketing	245,090	108,924	750,290	390,129

Rent	87,699	32,524	241,894	173,839
Interest expense associated with Convertible Note conversion	—	—	188,000	—

(Gain) loss on settlement and relocation related to CTMC	—	635,718	(434,000)	635,718

Interest expense	370,739	48,835	698,605	101,187

Total operating expenses	2,396,022	2,437,364	5,497,901	4,931,953

Loss before provision for income tax benefit	(1,224,491)	(1,735,186)	(1,277,143)	(2,777,838)

Income tax benefit	—	—	—	—

NET LOSS	$(1,224,491)	$(1,735,186)	$(1,277,143)	$(2,777,838)

Basic and fully diluted loss per share :

Net earnings (loss) per share	$(0.07)	$(0.18)	$(0.08)	$(0.32)

Basic and fully diluted weighted average common shares outstanding	18,342,150	9,526,431	15,812,550	8,669,165

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,277,143)	$(2,777,838)
Adjustments to reconcile net loss to net
Cash provided by used in operating activities:
Depreciation and amortization	656,531	129,563
Provision for lease losses	18,415	4,959
Charge-off leases	(8,000)	—
Amortization of deferred compensation	180,286	630,000
(Gain) loss on settlement and relocation related to CTMC	(434,000)	491,554
Charge-off of related party receivable	429,000	—
Warranty expense	165,795	60,897
Charges to warranty reserve	(164,842)	(39,439)
Changes in operating assets and liabilities:
Accounts receivable	(707,783)	(178,904)
Due from related party	(426,636)	(623,108)
Unbilled revenue	298,290	(569,212)
Supply inventory	306,240	(4,368)
Escrow receivable	—	(960,000)
Lease receivable repayments	864,496	334,255
Lease fundings	(4,275,123)	(255,000)
Lease liability repayments	(172,808)	(270,377)
Fundings lease liability	4,275,123	194,397
Deferred Revenue		31,584
Prepaid expenses and other	(36,599)	(128,732)
Advance payment – contract settlement	1,199,555	1,624,851
Accounts payable and accrued expenses	(1,281,279)	367,847
Customer deposits	(190,345)	(157,064)

Net cash used in operating activities	(580,827)	(2,094,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reimbursement of leasehold improvements		93,000
Acquisitions net of cash received	—	718,156
Investment in CDS	(12,500)	—
Restricted cash	(263,750)	(4,400,000)
Acquisition of fixed assets	(242,992)	(205,308)

Net cash used in investing activities	(519,242)	(3,794,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(95,000)
Issuance of common stock	—	25,000
Repayment of notes payable – related parties	(800,000)	—
Proceeds from (repayment of) convertible debentures	(613,749)	6,000,000
Repayment on line of credit	(1,010,407)	—
Proceeds (repayment) from related party payable, net	104,550	1,841,493
Deferred loan fees	(2,945)	(306,216)
Borrowings from line of credit	1,418,000	356,751

Net cash provided by (used in) financing activities	(904,551)	7,822,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,004,620)	1,933,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,545,995	91,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,541,375	$2,025,306

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2005 and 2004

1. Background

Summary

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company which, through its subsidiaries offers an array of financial services and insurance products to commercial fleet operators and independent contractors. The Company also manufactures specialty vehicles.

Coach owns four wholly owned subsidiaries that operate in three business segments: financial services to commercial fleet operators; third party contract settlement management for commercial fleet operators; and manufacturing. Coach Financial Services (“CFS”) offers financial services to commercial fleet operators. Corporate Development Services, Inc. (“CDS”) provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Commercial Transportation Manufacturing Corporation (“CTMC”) and Springfield Coach Industries Corporation, Inc. (“SCB”) manufacture specialty vehicles, such Lincoln Town Car limousines, Ford Excursion limousines and specialty buses.

The Company’s long-term strategy is to offer and expand its financial service products to commercial fleet operators, including but not limited to the 7,000 courier companies and the 16,000 limousine operators, throughout the United States. The Company will actively pursue acquisition candidates that can support the expansion of the products and financial services the Company offers to commercial fleet operators.

Financial Services

Coach offers an array of financial services and products in the commercial fleet industry. CFS offers financial services to commercial fleet operator, including clients of CDS, SCB and CTMC. The Company plans to offer an array of financial products, including financing for luxury limousines, commercial fleets and high-end automobiles and specialty lines of insurance products. CFS provides various leases, including commercial motor vehicle leases, equipment leases and retail installment loans to commercial customers who purchase vehicles from SCB or CTMC and from non SCB/CTMC customers.

Independent Contract Settlement

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators and drivers. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 6,800 drivers and 250 courier companies.

Manufacturing

CTMC’s and SCB manufacture sell and service specialty vehicles, luxury limousines. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. The operations co-located in a 45,000 square foot manufacturing facility with approximately 50 employees involved in the direct manufacture of the modified chassis for the combined facilities of CTMC and SCB.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

3. Related Party Transactions

During May 2005, the Company settled certain obligations with an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities of the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from a related entity of the officer, offset by a reduction of a liability due to the officer of $485,000 for compensation for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at September 30, 2005 was $187,500 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the nine months ended September 30, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at September 30, 2005 is $401,000. In addition, this former officer and director was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $150,000 and is being amortized over the remaining term of the lease obligation.

The Company has a liability to a Company that is affiliated with an officer and director of the Company for $200,000. The amount was repaid in the fourth quarter.

Also, see further discussion under Notes Payable – Related Parties.

4. Floor Plan and Warehouse Lines of Credit

On June 1, 2004, the Company signed an agreement with Ford Motor Credit Company (“Ford Motor Company”) establishing a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory. The floor plan was partially secured by an irrevocable letter of credit in the amount of $500,000. The Company has repaid the floor plan and the balance outstanding to Ford Motor Company at September 30, 2005 was zero.

During March 2005, the Company secured a line of credit secured by a certificate of deposit. The line of credit of $500,000 bears interest at 3.3% or 100 basis points over the certificate rate. At September 30, 2005 the balance of the line of credit was $500,000. In the fourth quarter of 2005 the line of credit was repaid through the proceeds of the certificate of deposit.

During June 2005, the Company obtained lines of credit with Daimler Chrysler Services North America, LLC (“Daimler Chrysler”) up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $200,000 irrevocable letter of credit which will secure up to $1.0 million in body builder availability. At September 30, 2005 the balance of the line of credit to Daimler Chrysler was $1.5 million for the lease facility and $918,000 for the body builder facility. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler. The effective interest rate charged on the facility for the three and nine months ended September 30, 2005 was 7.00%.

The Company has lease obligations with various financial institutions with balances of $3.4 million as of September 30, 2005.

5. Notes Payable – Related Parties

The Company has a Notes Payable to related parties in the amount of $100,000 and $900,000 at September 30, 2005 and December 31, 2004, respectively; $100,000 was paid to a former shareholder of CDS against a $200,000 note which matures on December 31, 2005 and $700,000 was paid to the former CDS shareholders in January 2005, in accordance with the purchase agreement with CDS effective September 1, 2004. Interest on the note payable is paid monthly at a rate of 5.5 percent per annum. No interest accrues on the $700,000 notes payable to shareholders of CDS.

6. Convertible Note

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, at September 30, 2005 10.25 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. In April 2005, Laurus converted $200,000 of Convertible Note into 400,000 shares of common stock. The Company recorded additional interest expense of $188,000 related to the conversion for the nine months ended September 30, 2005. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of the Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances starting January 1, 2005 over the remaining term. At September 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital. At September 30, 2005, the balance of the Convertible Note was $4.9 million.

Further discussion regarding the repayment of the Convertible Note under Subsequent Events.

The portion of the Convertible Note that was classified as short-term is approximately $1.0 million and $1.8 million at September 30, 2005 and December 31, 2004, respectively. Based on the extinguishment and refinancing the Company classified the amount due on the new financing as short-term debt. The Company is required to make its first principal payment on April 1, 2006 on the new non-convertible Term Note. The loan is being amortized starting in April 2006 over a 43-month period.

7. Equity

During the second quarter of 2005, the Company cancelled 1,176,471 of common shares held as Treasury Stock.

Accrued wages and accrued interest was reduced by approximately $370,000 related to officers’ compensation. Two officers converted the balances of the unpaid wages into 671,000 shares common stock. These balances were converted based on the market price determined for restricted shares of common stock at the date of conversion.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	As of September 30, 2005	As of September 30, 2004
Non cash financing/investing activities:
Issuance of restricted stock related to accrued compensation and accrued interest	$370,000	$0
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	$25,000	$0
Amount owed to vendor offset through accounts receivable	$63,000	$0
Reclassification of discount associated with Convertible Debentures for discount and intrinsic value of warrants to Convertible Debentures	$663,000	$0
Issuance of restricted stock related to deferred compensation	$440,000	$1,357,842
Issuance of common stock out of treasury stock	$0	$720,000
Conversion of convertible debt into common stock	$200,000	$2,111,713
Reclassification of related party payable to convertible debt	$0	$305,739
Issuance of restricted common stock to former officer and director for personal guarantees	$150,260	$0
Cash payment of interest	$367,172	$101,187
Income taxes paid	$0	$0

9. SEGMENT REPORTING

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

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the three months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$1,211,973	$1,495,713	$62,619,268	$103,087	$65,430,041
Cost of Goods Sold	889,264	1,332,348	61,963,477	73,422	64,258,510
Gross Margin	322,709	163,366	655,791	29,665	1,171,531
General and Administrative Expenses	873,852	75,532	418,822	1,027,816	2,396,022

Segments net income (loss) before income taxes	$(551,143)	$87,834	$236,969	$(998,151)	$(1,224,491)

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the nine months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$8,244,745	$3,327,987	$174,685,820	$—	$186,258,552
Cost of Goods Sold	6,694,456	2,908,223	172,435,116	—	182,037,794
Gross Margin	1,550,289	419,765	2,250,704	—	4,220,758
General and Administrative Expenses	1,527,389	263,762	1,677,423	2,029,327	5,497,901

Segments net income (loss)	$22,900	$156,003	$573,281	$(2,029,327)	$(1,277,143)

The operations for 2004 primarily related to the manufacturing segment. The Company acquired CDS effective September 1, 2004.

10. SUBSEQUENT EVENTS

The Company is reviewing the beneficial conversion feature accounting as it relates to Emerging Issues Task Force “EITF” 00-27 and EITF 98-5 with the Securities and Exchange Commission (“SEC”) and the valuation of the warrants related to the Laurus transaction as well as the warrants related to the ELM Street transaction. The timing, disclosure and conclusion to their questions are still under review by Management and the SEC.

In October 2005, the Company repaid the Convertible Note of $4.9 million and refinanced the agreement with a Term Note of $7.0 million. The Company will record approximately $1.7 million loss on extinguishment of the Convertible Note; approximately $1.2 million relates to the prepayment penalty associated with the original Convertible Note. The prepayment penalty was paid in cash of $735,000 and paid 985,389 shares of restricted common stock valued at $492,000. The remainder of the extinguishment loss relates to discounts associated with the original debentures and loan issuance costs. The Company received additional funds of $1.3 million relating to the refinancing which will be utilized for acquisitions and additional working capital. The terms of the new agreement are as follows:

•	Maturity of Term Note – October 31, 2009;

•	Interest Rate – Prime plus 1.5 percent, currently 8.5%;

•	Debt issuance costs relating to amended and restated warrants of $220,000 based on a black-scholes pricing model at the date of closing;

•	Issuance of new warrants with an exercise price of $0.50 valued at $150,000 based on a black scholes pricing model at the date of closing;

•	Laurus is contractually restricted from selling any shares of common stock until February 1, 2006.

The Company will de-register approximately 5,130,000 shares of registered common stock originally registered in the Registration Statement filed and declared effective on February 4, 2004.

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

Independent Contract Settlement

CDS provides the services of independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating an independent operator status for the individual drivers. CDS provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require through various relationships with independent brokers. The Company currently provides its products to approximately 6,800 drivers and 250 courier companies.

Manufacturing

CTMC’s and SCB’s operation consists of manufacturing, selling and servicing specialty vehicles, limousine buses and to a lesser extent, Lincoln Town Cars. SCB manufactures its vehicles pursuant to a Quality Vehicle Modifier Agreement with Ford Motor Company. SCB’s operations consist of manufacturing, selling and servicing Lincoln Town Cars and Ford Excursions Limousines. The operations are housed in a 45,000 square foot manufacturing facility with approximately 50 employees involved in the direct manufacture of the modified chassis for the combined facilities of CTMC and SCB.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through operating cash flow, private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, and cash funding from related parties, as required.

The Company has incurred losses from operations for the year ended December 31, 2004 of approximately $6.2 million and a net loss of $1.2 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. The cash used by operating activities for the nine months ended September 30, 2005 and 2004 was approximately $581,000 and $2.1 million, respectively. Cash was used to repay vendors during 2005 and to fund the escrow receivable, related parties and unbilled revenue related to CDS for 2004. The cash used for investing and financing activities for the nine months ended September 30, 2005 was $519,000 and $905,000 compared to cash used by investing activities of $3.8 million for the 2004 period. Investing activities for 2005 primarily related to acquisition of fixed assets and restricted cash. 2004 financing activities were primarily related to $4.4 million of cash placed in a restricted account related to the Laurus transaction. Financing activities for 2005 funded repayment of convertible debentures, notes payable related parties offset by increased borrowings on lines of credit. The cash used in investing activities for 2004 primarily related to the funds placed in the restricted account for the Laurus transaction. The cash provided by financing activities was $7.8 million for the nine months ended September 30, 2004 primarily related to funding of the Laurus transaction on September 29, 2004 discussed below. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary.

On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, which at September 30, 2005 was 10.25 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. In April 2005, Laurus converted $200,000 of Convertible Note into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000 for the nine months ended September 30, 2005. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of the Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances starting January 1, 2005 over the remaining term. At September 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital. At September 30, 2005, the balance of the Convertible Note was $4.9 million.

The portion of the Convertible Note that was classified as short-term is approximately $1.0 million and $1.8 million at September 30, 2005 and December 31, 2004, respectively. Based on the extinguishment and refinancing the Company classified the amount due on the new financing as short-term debt. The Company is required to make its first principal payment on April 1, 2006. The loan is being amortized starting in April 2006 over a 43 month period.

In October 2005, the Company repaid the Convertible Note of $4.9 million and refinanced the agreement with a non-convertible Term Note of $7.0 million. The Company will record approximately $1.7 million loss relating to repayment of the Convertible Note; approximately $1.2 million relates to the prepayment penalty associated with the original Convertible Note. The prepayment penalty was paid in cash of $735,000 and the issuance of 985,389 shares of restricted common stock valued at $492,000. The remainder of the extinguishment loss relates to discounts associated with the original debentures and loan issuance costs. The Company received additional funds relating to the refinancing of $1.3 million, which will be utilized for acquisitions and additional working capital. The terms of the new agreement are as follows:

•	Maturity of non-convertible Term Note – October 31, 2009;

•	Interest Rate – Prime plus 1.5 percent, currently 8.5%;

•	Debt issuance costs relating to amended and restated warrants of $220,000 based on a black-scholes pricing model at the date of closing;

•	Issuance of new warrants with an exercise price of $0.50 valued at $150,000 based on a black scholes pricing model at the date of closing;

•	Laurus is contractually restricted from selling any shares of common stock until February 1, 2006.

The Company will de-register approximately 5,130,000 shares of registered common stock originally registered in the Registration Statement effective February 2004.

The Company intends to expend $500,000 on research and development during the next twelve months. The Company has expended approximately $94,000 and $82,000 and $199,000 and $830,000 on research and development for the three and nine months ended September 30, 2005 and 2004, respectively.

Financial Condition - September 30, 2005 compared to December 31, 2004

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.5 million at December 31, 2004 to $1.5 million at September 30, 2005, the decrease pertains to the Company reducing payables, repayment of convertible debentures, repayment of notes payable – related parties and working capital requirements.

Restricted cash. Restricted cash increased from $500,000 at December 31, 2004 to $763,750 at September 30, 2005. During 2005 the Company was able to release all the restricted cash from the Laurus transaction and reclassified the restricted cash as of December 31, 2004. The balance classified as of December 31, 2004, related to the irrevocable letter of credit for the floor plan line of credit. The balance at September 30, 2005 primarily relates to the cash collateral outstanding in a certificate of deposit for a line of credit in the same amount. The $500,000 line of credit bears interest at a rate of 3.30%, 100 basis points over the certificate of deposit rate. In addition, the Company placed $200,000 in certificates of deposit to secure an irrevocable letter of credit to Daimler Chrysler for a $1.0 million floor plan line of credit with Daimler Chrysler. At September 30, 2005 the Company had a balance outstanding of $918,000.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.8 million at December 31, 2004 to $1.5 million at September 30, 2005. The Company at September 30, 2005 had back orders on its vehicles of 26 limousines and specialty vehicles compared to 36 at December 31, 2004.

Total current assets. Total current assets decreased from $8.2 million at December 31, 2004 to $7.7 million at September 30, 2005. Cash balances declined during the period based on the previous discussion. Cash balances at December 31, 2004 were $3.5 million compared to $1.5 million at September 30, 2005.

Goodwill. At September 30, 2005 and December 31, 2004 goodwill was $6.2 million relating to the acquisitions of SCB, CFS and CDS. At December 31, 2004 the Company allocated $1.4 million to the billing platform, classified as property and equipment and $1.2 million to the customer list, classified as an intangible asset.

Lease receivables, net. At September 30, 2005 the balance of leases receivable was approximately $5.6 million net of an allowance for lease losses of approximately $118,000 compared to $2.2 million at December 31, 2004 net of allowance for lease losses of $105,000. The Company recognized an additional provision for lease losses on new production of approximately $18,000. The portfolio acquired in July 2004 decline significantly from $1.5 million at acquisition to $294,000 as of September 30, 2005. During the nine months ended September 30, 2005, the Company repossessed one vehicle with a charge-off related to the lease of $8,000.

Liabilities

Accrued wages. Accrued wages was $35,000 and $427,000 at September 30, 2005 and December 31, 2004, respectively related to officers’ compensation. Two officers converted the balances of $370,000, primarily of unpaid wages into 671,000 shares common stock during the nine months ended September 30, 2005. These balances were converted based on the market price determined for restricted shares of common stock at the date of conversion.

Accounts payable and other accrued expenses. Accounts payable decreased from $2.3 million at December 31, 2004 to $1.2 million at September 30, 2005, the decrease is primarily relating to the operations of CTMC and SCB. The Company has reduced its liabilities with its suppliers and dealers. At December 31, 2004, CFS owed payments to dealers totaling $430,000. These dealers were settled in early 2005.

Customer deposits. Customer deposits decreased from $233,000 at December 31, 2004 to $43,000 at September 30, 2005. The reduction relates to the seasonality of the business.

Related party payable. he Company has a Notes Payable to related parties in the amount of $100,000 and $900,000 at September 30, 2005 and December 31, 2004, respectively; $100,000 was paid to a former shareholder of CDS against a $200,000 note which matures on December 31, 2005 and $700,000 was paid to the former CDS shareholders in January 2005, in accordance with the purchase agreement with CDS effective September 1, 2004. Interest on the note payable is paid monthly at a rate of 5.5 percent per annum. No interest accrues on the $700,000 notes payable to shareholders of CDS.

Lines of credit. On June 1, 2004, the Company signed an agreement with Ford Motor Credit Company (“Ford Motor Company”) establishing a $2.0 million floor plan line of credit, solely for the purchase of chassis inventory. The floor plan was partially secured by an irrevocable letter of credit in the amount of $500,000. The Company has repaid the floor plan and the balance outstanding to Ford Motor Company at September 30, 2005 was zero.

During March 2005, the Company secured a line of credit secured by a certificate of deposit. The line of credit of $500,000 bears interest at 3.3% or 100 basis points over the certificate rate. At September 30, 2005 the balance of the line of credit was $500,000. In the fourth quarter of 2005 the line of credit was repaid through the proceeds of the certificate of deposit.

During June 2005, the Company secured lines of credit with Daimler Chrysler Services North America, LLC (“Daimler Chrysler”) up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $200,000 irrevocable letter of credit which will secure up to $1.0 million in body builder availability. At September 30, 2005 the balance of the line of credit to Daimler Chrysler was $1.5 million for the lease facility and $918,000 for the body builder facility, respectively. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler. The effective interest rate charged on the facility for the three and nine months ended September 30, 2005 was 7.00%.

The Company has lease obligations with various financial institutions with balances of $3.4 million as of September 30, 2005.

Advance payments contract settlement. Advance payments contract settlements at December 31, 2004 and September 30, 2005 was $295,000 and $1.5 million, respectively. The contract settlement is funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. The timing is typically between, twenty-four and forty-eight hours.

Convertible notes payable. On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note was for $6.0 million and was funded at various times from the date of the Convertible Note. The Convertible Note consists of a three-year, convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, at September 30, 2005 10.25 percent. The Company received $1.6 million from the restricted account totaling $6.0 million at closing and $4.4 million remained in a restricted account. Funds are released only at the discretion of Laurus, based on the Company providing Laurus with sufficient collateral to support the release of funds from of the restricted account.

At December 31, 2004 the funded balance was $2.9 million. The amount remaining in the restricted account at December 31, 2004 was $2.8 million. Laurus converted $300,000 during the fourth quarter of 2004. In April 2005, Laurus converted $200,000 of Convertible Note into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000 for the nine months ended September 30, 2005. The restricted account was released at various dates during the first quarter of 2005 for purchases of chassis, and a certificate of deposit. The Company is required to make interest payments to Laurus on the portion of the Convertible Note that has been funded to the Company. The Company is also required to make principal amortization payments on the funded balances starting January 1, 2005 over the remaining term. At September 30, 2005, all of the funds in the restricted account were released to the Company. The Company utilized the proceeds to fund leases, chassis purchases for the manufacturing facilities, repayment of notes payable – related parties for the acquisition of CDS and working capital. At September 30, 2005, the balance of the Convertible Note was $4.9 million.

The portion of the Convertible Note that was classified as short-term is approximately $1.0 million and $1.8 million at September 30, 2005 and December 31, 2004, respectively. Based on the extinguishment and refinancing the Company classified the amount due on the new financing as short-term debt. The Company is required to make its first principal payment on April 1, 2006. The loan is being amortized starting in April 2006 over a 43-month period.

In October 2005, the Company repaid the Convertible Note of $4.9 million and refinanced the agreement with a Term Note of $7.0 million. The Company will record approximately $1.7 million loss on extinguishment of the Convertible Note; $1.2 million relates to the prepayment penalty associated with the original Convertible Note. The prepayment penalty was paid in cash of $735,000 and paid 985,389 shares of restricted common stock valued at $492,000. The remainder of the extinguishment loss relates to discounts associated with the original debentures and loan issuance costs. The Company received additional funds relating to the refinancing of $1.3 million, which will be utilized for acquisitions and additional working capital. The terms of the new agreement are as follows:

•	Maturity of Term Note – October 31, 2009;

•	Interest Rate – Prime plus 1.5 percent, currently 8.5%;

•	Debt issuance costs relating to amended and restated warrants of $220,000 based on a black-scholes pricing model at the date of closing;

•	Issuance of new warrants with an exercise price of $0.50 valued at $150,000 based on a black scholes pricing model at the date of closing;

•	Laurus is contractually restricted from selling any shares of common stock until February 1, 2006.

The Company will de-register approximately 5,130,000 shares of registered common stock originally registered in the Registration Statement filed and declared effective on February 4, 2004.

Results of Operations – For the Three Months Ended September 30, 2005 compared to September 30, 2004

Gross revenues. Gross revenues were $65.4 million for the three month period ended September 30, 2005 compared to $17.6 million for the three months ended September 30, 2004, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the third quarter 2004 was approximately $14.9 million, which was solely for one month of operations compared to the $62.9 million for the three months ended September 30, 2005. The revenue for the three months ended September 30, 2005 relates to SCB and CTMC, or $1.2 million compared to $2.7 million for the same period in 2004. Revenues for the manufacturing facility were lower during 2005 compared to 2004 primarily due to the Company slowing its sales effort to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process. In addition, the Company is investigating various alternate sales outlets to strengthen the sales effort. Revenues for CFS were $1.5 million, which were also adversely impacted by the managed slow down in the sales process at the manufacturing facility, for the three months ended September 30, 2005 compared to a nominal amount in 2004. CFS began operations July 2004.

Costs of goods sold. Costs of goods sold were $64.3 million for the three months ended September 30, 2005 compared to $16.9 million for the three months ended September 30, 2004, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the three months ended September 30, 2005 was approximately $62.0 million. The balance of the costs relating to SCB and CTMC, or $1.4 million compared to $2.2 million for the same period in 2004. Included in cost of goods sold for the three months ended September 30, 2005 was approximately $61,000 considered to be idle labor due to slow downs in the manufacturing process during the quarter to address the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process. As a result, the Company has reduced the factory workers in the plant from 50 workers in July 2005 to 37 workers in October 2005.

Included in cost of goods sold for the three months ended September 30, 2005 was $102,000 expense associated with warranty of the manufactured limousines compared to $29,000 for the same period in 2004. The Company identified certain issues in the manufacturing process at December 31, 2004 and in early 2005. In addition, the Company identified a run of cars built in early 2005, which caused the Company charges to the warranty reserve in excess of the standard cost associated with the manufactured vehicle. The Company reorganized management May 31, 2005 and as such they identified additional warranty problems. The Company has enhanced the quality control process to ensure that these issues are identified and corrected earlier in the manufacturing process.

Operating expenses. Operating expenses were $2.4 million for the three months ended September 30, 2005 and 2004 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $1.5 million for the three months ended September 30, 2005 compared to $1.3 million for the three months ended September 30, 2004, the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. Included in general and administrative expenses were amortization relating to the customer list and billing platform, intangible assets and depreciation on furniture and equipment totaling $319,000 for the three months ended September 30, 2005 compared to $36,000 for the three months ended September 30, 2004.

Amortization of deferred compensation was $64,000 for the three months ended September 30, 2005 compared to $246,000 for the same period in 2004. The Company issued stock for past and future consulting services during 2004. During 2004, the Company’s first full year of operations, the Company issued stock in lieu of cash for services rendered.

Sales and marketing expenses for the three months ended September 30, 2005 were $245,000 compared to $109,000 for the same period in 2004. The 2004 period reflect the operations of CTMC and SCB. The 2005 period reflects the operations of CFS, CDS, CTMC and SCB. The sales and marketing expenses include commission, advertising and marketing expenses.

The officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the former officer cannot compete with the Company for a period of three years. The Company issued 600,000 shares valued at $396,000 and paid $55,000 for the non-compete agreement discussed above. The cost of this agreement is being amortized over the term of the non-compete agreement. In addition, this former officer and director was issued 341,500 shares of common stock relating to his personal guarantee of lease obligations to various financial institutions. The stock is valued at $150,000 and is being amortized over the term of the lease obligation.

Rent expense for the three months ended September 30, 2005 was $88,000 compared to $33,000 for the three months ended September 30, 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York during 2004. Rent expense for the three months ended September 30, 2005 relates to the Springfield plant, the corporate office and the offices in Glens Falls, which house the CDS operations and the New York sales office. During the later part of 2004, the Company relocated the Bohemia plant to Springfield, Missouri.

Interest expense for the three months ended September 30, 2005 was $371,000 compared to $49,000 for the same period in 2004. The 2004 interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The 2005 interest expense represents interest paid on these facilities for limousine chassis held over 90 days, interest on the subordinated debentures and the related amortization of deferred loan and warrant costs.

Net Loss. Net loss was $1.2 million for the three months ended September 30, 2005 compared to $1.7 million for the same period in 2004. The loss for period specifically is attributed to the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhanced the manufacturing process and strengthen the quality control process and focused their time on the quality control process and procedures. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process, as a result, the Company has reduced the number of factory employees in the plant from 50 employees in July 2005 to 37 employees in October 2005. Warranty expense associated with the manufacturing facility was $101,000 for the three months ended September 30, 2005 compared to $29,000 for the same period in 2004. Charges to warranty reserve for the three months ended September 30, 2005 was $51,000 compared to charges of $19,000 for the same period in 2004. The additional loss is also attributed to the manufacturing facility. The facility lost $551,000 for the three months ended September 30, 2005 which relates to the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. In addition, the slow sales volume at SCB and CTMC reduced volume at CFS as well.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although management uses EBITDA as a supplemental indicator of the Company’s financial performance as, it is not considered a generally accepted accounting principle, it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Net loss, as reported	$(1,224,491)	$(1,735,186)
Interest expense	370,739	48,835
Amortization and depreciation	105,812	36,476

Adjustments to earnings (loss)	476,551	85,311

EBITDA	$(747,940)	$(1,649,875)

Results of Operations – For the Nine Months Ended September 30, 2005 compared to September 30, 2004

Gross revenues. Gross revenues were $186.3 million for the nine month period ended September 30, 2005 compared to $26.8 million for the nine months ended September 30, 2004, the increase is directly related to the Company’s acquisition of CDS effective August 31, 2004. Revenue attributed to CDS for the quarter 2004 was approximately $174.6 million. The balance of the revenue primarily relates to SCB and CTMC, or $8.2 million compared to $11.9 million for the same period in 2004. Revenues for the manufacturing facility were lower during 2005 compared to 2004 primarily related to the inventory purchased at acquisition of SCB on December 31, 2003. The Company sold that inventory at fair market value during the first and second quarters of 2004. In addition revenues for the manufacturing facility were lower during the third quarter of 2005 compared to 2004 primarily due to the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. The Company is investigating various alternate sales outlets to strengthen the sales effort. Revenues for CFS were $3.3 million for the three months ended September 30, 2005 compared to a nominal amount in 2004.

Costs of goods sold. Costs of goods sold were $182.0 million for the nine months ended September 30, 2005 compared to $24.6 million for the nine months ended September 30, 2004, primarily as a result of the Company’s acquisition of CDS effective August 31, 2004. Cost of Goods Sold attributed to CDS for the nine months ended September 30, 2005 was approximately $172.4 million. The balance of the costs primarily relates to SCB and CTMC, or $6.5 million compared to $9.9 million for the same period in 2004. Included in cost of goods sold for the period ended September 30, 2005 was approximately $61,000 considered to be idle labor due to slow downs in the manufacturing process during the quarter to address the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process. As a result, the Company has reduced the number of factory employees in the plant from 50 employees in July 2005 to 37 employees in October 2005.

Included in cost of goods sold for the nine months ended September 30, 2005 was $165,000 expense associated with warranty of the manufactured limousines compared to $61,000 for the same period in 2004. The Company identified certain issues in the manufacturing process at December 31, 2004 and in early 2005. In addition, the Company identified a run of cars built in early 2005 which caused the Company charges to the warranty reserve in excess of the standard cost associated with the manufactured vehicle. Effective May 31, 2005, the reorganized Management team installed processes that enhanced the manufacturing process and strengthen the quality control process and focused their time on the quality control process and procedures. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process, as a result, the Company has reduced the number of factory employees in the plant from 50 employees in July 2005 to 37 employees in October 2005.

Operating expenses. Operating expenses were $5.5 million for the nine months ended September 30, 2005 compared to $4.9 million for the nine months ended September 30, 2004 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

General and administrative expenses were $3.7 million for the nine months ended September 30, 2005 compared to $2.2 million for the nine months ended September 30, 2004, the increase is primarily due to the operations of CTMC, CDS, CFS, SCB and Coach. Included in general and administrative expenses were amortization relating to the customer list and billing platform, intangible assets and depreciation on furniture and equipment totaling $659,000 for the nine months ended September 30, 2005 compared to $130,000 for the nine months ended September 30, 2004.

The Company expended $200,000 on research and development for the nine months ended September 30, 2005, compared to $830,000 expended for the nine months ended September 30, 2004. During 2004, the Company’s first year of operation the Company placed considerable efforts in aligning the two plants and their products.

During May 2005, the Company settled certain obligations with an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities of the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from a related entity of the officer, offset by a reduction of a liability due to the officer of $485,000 for compensation for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at September 30, 2005 was $187,500 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the nine months ended September 30, 2005.

An officer and director of the Company resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at September 30, 2005 is $401,000. In addition, this former officer and director was paid 341,500 shares of restricted common stock relating to his personal guarantees for lease obligations to various financial institutions. The stock is valued at $150,000 and is being amortized over the remaining term of the lease obligation.

Amortization of deferred compensation was $180,000 for the nine months ended September 30, 2005 compared to $630,000 for the same period in 2004. The Company issued stock for past and future consulting services during 2004. Amortization of the settlement discussed above is included in amortization of deferred compensation for 2005.

Sales and marketing expenses for the nine months ended September 30, 2005 were $750,000 compared to $390,000 for the same period in 2004. The 2004 period reflect the operations of CTMC and SCB. The 2005 period reflects the operations of CFS, CDS, CTMC and SCB. The sales and marketing expenses include commission, advertising and marketing expenses.

Rent expense for the nine months ended September 30, 2005 was $242,000 compared to $174,000 for the nine months ended September 30, 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York during 2004. Rent expense for the nine months ended September 30, 2005 relates to the Springfield plant, the corporate office and the offices in Glens Falls, which house the CDS operations and the New York sales office. During the later part of 2004, the Company relocated the Bohemia plant to Springfield, Missouri.

Interest expense for the nine months ended September 30, 2005 was $699,000 compared to $101,000 for the same period in 2004. The 2004 interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The 2005 interest expense represents interest paid on these facilities for limousine chassis held over 90 days interest on the subordinated debentures and the related amortization of deferred loan costs and warrant costs.

In April 2005, Laurus converted $200,000 of Convertible Notes into 400,000 shares of common stock. The Company recorded additional interest expense related to the conversion of $188,000.

Net Loss. Net loss was $1.3 million for the nine months ended September 30, 2005 compared to a loss of $2.8 million for the same period in 2004. The net loss during 2004 was specifically attributed to the research and development charge of $830,000 and higher non-cash charges relating to consulting services of $630,000 for 2004 compared to $180,000 for the same period in 2005. Warranty expense associated with the manufacturing facility was $165,000 for the nine months ended September 30, 2005 compared to $61,000 for the same period in 2004. Charges to warranty reserve for the nine months ended September 30, 2005 was $166,000 compared to charges of $39,000 for the same period in 2004. The additional loss is also attributed to the manufacturing facility. The facility lost $551,000 for the three months ended September 30, 2005 compared to an operating profit for the six months ended June 30, 2005 of $574,000. The manufacturing segment operating profit for the nine months ended June 30, 2005 was $23,000 which relates to the slow down in the manufacturing process during the quarter to address the warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process. As a result, the Company has reduced the number of factory employees in the plant from 50 employees in July 2005 to 37 employees in October 2005. In addition, the slow sales volume at SCB and CTMC reduced volume at CFS as well. Increased interest expenses and expenses associate with the Convertible Notes amounted to $699,000 and $188,000 for 2005, respectively compared to $101,000 and zero for 2004, respectively.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although management uses EBITDA as a supplemental indicator of the Company’s financial performance as, it is not considered a generally accepted accounting principle, it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Net loss, as reported	$(1,277,143)	$(2,777,838)
Interest expense	698,605	101,187
Interest expense associated with Convertible Note conversion	188,000	—
Amortization and depreciation	340,973	129,563

Adjustments to earnings (loss)	1,227578	230,750

EBITDA	$(49,565)	$(2,547,088)

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Accounting and Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

On July 7, 2005, we filed a Current Report on Form 8-K disclosing that on June 30, 2005, our subsidiary, Coach Financial Services, Inc. (“CFS”) secured a $2,500,000 line of credit from DaimlerChrysler Services North America LLC, to use to fund CFS’s lease financing business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated November 14, 2005	By:	/s/ FRANCIS O’DONNELL
	Name:	Francis O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated November 14, 2005	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.