Form 10KSB/A
period 2004-12-31
COACH INDUSTRIES GROUP INC
filed 2006-03-13
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB - Amendment 2

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COACH INDUSTRIES GROUP, INC.

Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2004

2

EXPLANATORY NOTE

This Second Amendment to the Annual Report of Coach Industries Group, Inc. (the “Registrant”) filed on Form 10-KSB for the fiscal year ended December 31, 2004 (the “Annual Report”), with the Securities and Exchange Commission on March 31, 2005, is filed solely for the purpose of amending and restating the financial statements, specifically discussed in detail in Note 2. Except as described herein, no other changes have been made to the Annual Report.

In addition, we have included the information in Part III from of the Annual Report which was filed in Amendment No. 1 to our Annual Report on Form 10-KSB filed on with the SEC on May 2, 2005. We have not made any changes to the information included in Part III herein.

This Second Amendment to the Annual Report continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained in this Second Amendment to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Second Amendment to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

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

After our acquisition of certain assets and liabilities of Springfield in December 2003, we determined that the production of the various vehicles needed to be segregated to eliminate any duplication of production processes at the CTMC and SCB facilities. CTMC personnel have extensive depth of knowledge in prototype development, modification and engineering of specialty vehicles, such as the buses and sports utility vehicles (“SUV”). As a result, in January 2004, the Company made a strategic decision for CTMC to focus on manufacturing specialty vehicles and limousine buses and for SCB to focus on manufacturing the Lincoln Town Car limousines and the Ford Excursion limousines. Based on these manufacturing changes identified by the Company and its focus on specialty vehicles, the Company plans on expending $500,000 on research and development during the next twelve months, in addition to the $829,840 already incurred for the year ended December 31, 2004. There can be no assurances that such expenditures will be made or whether such research and development will fall within the current budget or will ultimately result in an increase in revenues and profits.

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

The Company received a secured guidance line of credit from New World Lease Funding in the amount of $5.0 million to be used for funding leases for customers of CFS. The interest rate charged by New World Lease Funding is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is established by the lender on a monthly basis.

The Company received a secured guidance line of credit from Sovereign Bank in the amount of $4.5 million to be used for funding leases for customers of CFS. The interest rate charged by Sovereign Bank is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is established by the lender on a monthly basis.

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

Subcontractor Settlement Processing

The Company is one of three entities providing independent contractors to the commercial fleet industry. CDS provides services that insulate the commercial fleet operator from workplace concerns relating to employment by creating and reinforcing an independent operator status for the individual drivers. The Company provides specialty insurance products to these drivers, as well as health benefits and other insurance products they require. The software platform and the relationship with the insurance carrier are the key to the success of this business. The business is run on a low gross profit margin and automation is the key to gaining market share in this industry.

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

Seasonality

The specialty vehicle business is seasonal, whereby most purchases are made during the second and fourth quarters of the fiscal year. The plants close for a week in the summer and a week in December. The Company plans on diversifying its business to mitigate some of the seasonality of the current operations. Seasonality for the limousine business tracks the hotel and leisure industry. More specifically the limousine business also tracks the prom and holiday season which begins in March and runs through June and the second season corresponds with the new model year in September and October making the second and fourth quarters higher than the first and third quarter of the year.

Subsidiaries

We own four wholly owned operating subsidiaries: (1) Springfield Coach Industries Corporation, Inc., a Missouri corporation; (2) Commercial Transportation Manufacturing Corporation, a New York corporation; (3) Coach Financial Services, Inc., a Florida corporation; and (4) Corporate Development Services, Inc. and its three subsidiaries; Subcontracting Concepts, Inc., a New York Corporation , SCI Two-Wheel, Inc and .Subcontracting Concepts, Inc., a Connecticut Corporation.

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

Ratification of the appointment of Jewett, Schwartz & Associates, as the Company’s independent certified public accountants for the fiscal year ending December 31, 2004.

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

The Company received a secured guidance line of credit from Sovereign Bank in the amount of $4.5 million to be used for funding leases for customers of CFS. The interest rate charged by Sovereign Bank is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is established by the lender on a monthly basis.

The Company has a secured guidance line of credit from New World Lease Funding in the amount of $5.0 million, which it utilizes for funding leases for customers of CFS. The interest rate charged by New World Funding is specific to the leases funded, on a lease- by-lease basis. The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged by New World Lease Funding is established by the lender on a monthly basis.

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

The Laurus Master Fund, LLC Obligation outstanding as of December 31, 2004 was as follows:

Conversion Rate	Amount Outstanding	Number of Shares Issuable Upon Conversion
$0.97	$2,000,000	2,061.856
$1.21	868,015	717,368

Total Unrestricted Balance as of December 31, 2004 of Convertible Debentures:	2,868,015	2,779,224

Restricted Balance as of December 31, 2004:
$0.97	240,000	247,243
$1.09	1,500,000	1,376,147
$1.33	1,091,985	821,041

Total Restricted Cash	2,831,985	2,444,431

Total Convertible Notes	$5,700,000	5,223,655

The repayment of the Laurus Transaction over the next five years ended December 31, are as follows:

For the year ended December 31,	Funded Balance	Restricted Cash Released in 2005	Total Convertible Notes
2005	$982,949	$653,451	$1,636,400
2006	1,042,915	1,029,813	2,072,728
2007	842,151	1,148,721	1,990,872

Total	$2,868,015	$2,831,985	$5,700,000

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$103,400
495,867	$1.82	104,400
495,867	$2.12	105,200

1,487,601		$313,000

The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement. We allocated the $1.6 million of proceeds received from the first borrowing as: a $313,000 liability for the warrants (at fair value), $465,000 of additional paid-in capital for the benefit on conversion, and $822,000 liability for the convertible debt (net of debt discount). The $465,000 of additional paid-in capital reflects the value of Laurus’ option to convert the initial $1.6 million of debt at prices beneficial to Laurus as compared to the market price of our common stock (the beneficial conversion option). The beneficial conversion option on the initial $1.6 million of debt was determined by comparing the $1.3 million of proceeds not allocated to the detached warrants to the 1,649,485 shares into which the $1.6 million of debt was convertible. Effectively, the initial debt was convertible to common stock at $0.78 per share, which was less than $1.06 market price of our stock on the date off issuance, resulting in $465,000 value for the beneficial conversion option. The proceeds of subsequent borrowings under the agreement were allocated between additional paid-in capital (for beneficial conversion options present on the date of borrowing, if any) and a liability for the debt (discounted to the extent value was assigned to a beneficial conversion option). We accreted the recorded debt balances up to its face amounts over the term of the borrowings using the effective interest method, which results in additional interest expense and effective interest rates on the borrowings greater than the stated interest rates and at the time of conversion additional interest expense is recorded for the unamortized discount on such debt.

Our effective interest rates, debt, conversion prices and beneficial conversion on the various tranches of borrowings for the Laurus transaction are at December 31, 2004:

Date of Draw	Debt	Warrants	Additional Paid in Capital	Total Draw	Effective Interest Rate
9/29/04	$821,798	$313,000	$465,202	$1,600,000	49%
10/22/04	465,158	—	13,430	478,588	11%
11/3/04	—	—	300,000	300,000	NA
11/10/04	105,517	—	—	105,517	10%
11/16/04	683,910	—	—	683,910	10%

	2,076,383	313,000	778,632	3,168,015

Conversion	—	—	(300,000)	(300,000)
Accretion	65,617	(26,083)	(39,534)	—

Total	$2,142,000	$286,917	$439,098	$2,868,015	114%

Allocated to Restricted	$2,831,985	0	0	2,831,985	9%

Total	$4,973,985	$286,917	$439,098	$5,700,000

The Company holds the balance at December 31, 2004 under the Note of $2,831,985 in a restricted account controlled by Laurus. The amounts included in the restricted account are considered as cash and cash equivalent, as the Company has drawn those funds from the restricted account in the first quarter of 2005.

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

During the third quarter of 2004, Coach assessed the labor market and the cost structure of the manufacturing plant in Bohemia, New York and determined that it was necessary to relocate the manufacturing facility to Springfield, Missouri to eliminate redundant back-office activities at SCB and CTMC and to take advantage of the lower cost structure and abundant labor market, in Springfield. The Springfield, Missouri area has three limousine manufacturing companies, thus providing a cost effective labor market, rich with the skills that are required to manufacture quality products. The cost of relocating the CTMC facility was $1.3 million, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete or too costly to move to the new location and $684,000 was for settlement of the lease obligation. The overhead reduction that will be attained on an annual basis for administrative salaries and related overhead is approximately $300,000 and the reduction in overhead expense is anticipated to be between $150,000 and $300,000, for a total annual savings of between $450,000 and $600,000. We anticipate that the manufacturing facility will be fully operational in Springfield by the first quarter of 2005 and expects to see benefits relating to this relocation in both manufacturing facilities. The Company will continue to maintain a significant sales presence in the New York area. . The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation. The sales office is occupying 3,500 square feet of this facility for $5,000 a month, on a month by month basis.

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

Liabilities

Accrued wages. Accrued wages increased from $32,921 at December 31, 2003 to $427,205 at December 31, 2004, the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach. Accrued wages included approximately $324,000 of accrued wages for officers and directors of Coach. In an effort to better utilize corporate resources, a significant portion of these accrued and unpaid wages are anticipated to be converted into common stock at the discretion of the Executive, based on a fixed conversion price of $0.92, which represents a 15% discount to the closing bid price of the Company’s common stock. The restricted common stock is not registered under the Securities Act of 1933, nor were the holders afforded any registration rights. During 2004 one executive and director converted $714,000 of accrued wages into 777,058 shares of common stock related to compensation pertaining to personal guarantees. Also, one executive and director offset $429,000 of accrued wages relating to personal guarantees against a liability owed by a company owned and controlled by him for the year ended December 31, 2004.

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

The Company recognized a loss of $169,500 for the year ended December 31, 2004 related to the conversion of related party payables – convertible, and the related issuance of warrants discussed above.

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

The Laurus Master Fund, LLC Obligation outstanding as of December 31, 2004 was as follows:

Conversion Rate	Amount Outstanding	Number of Shares Issuable Upon Conversion
$0.97	$2,000,000	2,061.856
$1.21	868,015	717,368

Total Unrestricted Balance as of December 31, 2004 of Convertible Debentures:	2,868,015	2,779,224

Restricted Balance as of December 31, 2004:
$0.97	240,000	247,243
$1.09	1,500,000	1,376,147
$1.33	1,091,985	821,041

Total Restricted Cash	2,831,985	2,444,431

Total Convertible Notes	$5,700,000	5,223,655

The repayment of the Laurus Transaction over the next five years ended December 31, are as follows:

For the year ended December 31,	Funded Balance	Restricted Cash Released in 2005	Total Convertible Notes
2005	$982,949	$653,451	$1,636,400
2006	1,042,915	1,029,813	2,072,728
2007	842,151	1,148,721	1,990,872

Total	$2,868,015	$2,831,985	$5,700,000

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$103,400
495,867	$1.82	104,400
495,867	$2.12	105,200

1,487,601		$313,000

The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement. We allocated the $1.6 million of proceeds received from the first borrowing as: a $313,000 liability for the warrants (at fair value), $465,000 of additional paid-in capital for the benefit on conversion, and $822,000 liability for the convertible debt (net of debt discount). The $465,000 of additional paid-in capital reflects the value of Laurus’ option to convert the initial $1.6 million of debt at prices beneficial to Laurus as compared to the market price of our common stock (the beneficial conversion option). The beneficial conversion option on the initial $1.6 million of debt was determined by comparing the $1.3 million of proceeds not allocated to the detached warrants to the 1,649,485 shares into which the $1.6 million of debt was convertible. Effectively, the initial debt was convertible to common stock at $0.78 per share, which was less than $1.06 market price of our stock on the date off issuance, resulting in $465,000 value for the beneficial conversion option. The proceeds of subsequent borrowings under the agreement were allocated between additional paid-in capital (for beneficial conversion options present on the date of borrowing, if any) and a liability for the debt (discounted to the extent value was assigned to a beneficial conversion option). We accreted the recorded debt balances up to its face amounts over the term of the borrowings using the effective interest method, which results in additional interest expense and effective interest rates on the borrowings greater than the stated interest rates and at the time of conversion additional interest expense is recorded for the unamortized discount on such debt.

Our effective interest rates, debt, conversion prices and beneficial conversion on the various tranches of borrowings for the Laurus transaction are at December 31, 2004:

Date of Draw	Debt	Warrants	Additional Paid in Capital	Total Draw	Effective Interest Rate
9/29/04	$821,798	$313,000	$465,202	$1,600,000	49%
10/22/04	465,158	—	13,430	478,588	11%
11/3/04	—	—	300,000	300,000	NA
11/10/04	105,517	—	—	105,517	10%
11/16/04	683,910	—	—	683,910	10%

	2,076,383	313,000	778,632	3,168,015

Conversion	—	—	(300,000)	(300,000)
Accretion	65,617	(26,083)	(39,534)	—

Total	$2,142,000	$286,917	$439,098	$2,868,015	114%

Allocated to Restricted	$2,831,985	0	0	2,831,985	9%

Total	$4,973,985	$286,917	$439,098	$5,700,000

The Company holds the balance at December 31, 2004 under the Note of $2,831,985 in a restricted account controlled by Laurus. The amounts included in the restricted account are considered as cash and cash equivalent, as the Company has drawn those funds from the restricted account in the first quarter of 2005.

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

Operating expenses. Operating expenses were $10.0 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003 specifically related to the operations of CTMC, CDS, SCB and Coach as described below.

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

Interest expense for the year ended December 31, 2004 was $370,480 compared to zero for the same period in 2003. Interest expense associated with the Laurus transaction is $232,000, inclusive of interest paid and accrued amortization expense on warrants, deferred loan costs and discounts associated with the conversion of the debt. The balance of the interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days. Also included in interest expense is the related amortization of deferred loan costs and warrant costs.

The Company recognized losses from conversion of convertible debt – related party of $169,500 and convertible debt related to the Laurus transaction of $300,000, for the year ended December 31, 2004, respectively.

The Company recognized a gain on mark to market of the warrant liability associated with the Laurus transaction of $145,000 for the year ended December 31, 2004.

Net Loss. Net loss was $6.5 million for the year ended December 31, 2004 compared to a loss of $1.7 million for the same period in 2003, primarily due to amortization of deferred compensation, loss on relocation of the CTMC facility, losses related to conversion of debt and higher general and administrative overhead, including the compensation of $1.2 million for personal guarantees.

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

The Company had no non-performing assets as of December 31, 2004. The allowance for lease losses is primarily attributed to the acquired portfolio. The following table provides detail on the credit quality of the portfolio as of December 31, 2004:

Classification	Amount	Reserve Percentage	Percentage of Reserve
A	$373,462	1%	$3,700
B	597,540	2%	6,000
C	541,596	3%	15,700
Acquired Portfolio	795,249	10%	79,659

	$2,307,847		$105,059

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

	2004	2003
Pro forma net income

Net loss, as reported	$(6,502,818)	$(1,743,290)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(263,330)	(-0-)

Pro forma net loss	$(6,766,148)	$(1,743,290)

Loss per share:
Basic as reported	$(0.41)	$(0.79)

Basic pro forma	$(0.43)	$(0.79)

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

Beneficial Conversion Feature in Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

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

Concentrations of credit with respect to accounts receivable are limited because of the Company’s policy to require deposits from some customers and the number of customers comprising the client base and their dispersion across geographical locations. The Independent Contractor Settlement Processing Segment specifically has one customer that comprises 18% of its revenues. The revenues attributed to this one customer are $12.9 million for the year ended December 31, 2004. Its relationship with this customer is in good standing and the Company believes that there is no imminent threat to this relationship.

Deferred Revenue

Deferred revenues at December 31, 2004 were zero. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

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

The Company performs periodic inventory procedures and at times identifies supply inventory that is considered excess inventory or obsolete. The Company writes the obsolete and excessive inventory down to the lower of cost or market and the amount is included in general and administrative expenses for the period. During the year ended December 31, 2004, the Company recorded $20,000 of expenses related to obsolete inventory with zero recorded for the same period in 2003.

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

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2004 and 2003 were approximately $65, 000, and $6,600, respectively.

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

Index to Financial Statements

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

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

March 29, 2005 except for Note 2 as to

which date is February 2, 2006

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(AS RESTATED)

DECEMBER 31,

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,545,995	$91,565
Restricted cash	500,000	—
Accounts receivable, net	1,094,196	12,939
Unbilled revenues	298,290	—
Supply inventory	1,836,535	1,310,483
Due from related party	188,862	31,593
Prepaid expenses and other current assets	247,922	57,680

Total current assets	7,711,800	1,504,260

PROPERTY AND EQUIPMENT, net	1,968,927	901,865
LEASE RECEIVABLES, NET	2,202,788	—
DEFERRED LOAN COSTS, net	270,728	—
INTANGIBLE- CUSTOMER LIST, net	1,160,000	—
GOODWILL	6,207,581	2,186,595

	$19,521,824	$4,592,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,292,355	$367,670
Accrued interest payable	90,682	—
Related party payable	95,450	305,739
Accrued contract settlement	294,561	—
Current portion of long-term debt - funded	982,949	—
Current portion of long-term debt - restricted	653,451	—
Warrant liability	168,080	—
Deferred rent	—	115,200
Warranty reserve	148,755	20,535
Customer deposits	233,345	230,273
Accrued wages	427,205	32,921
Note payable – related parties	900,000	613,659
Lines of credit	1,054,909	—

Total current liabilities	7,341,742	1,685,997

OTHER LIABILITIES:
Convertible notes payable- long term - funded	1,159,048	—
Convertible notes payable – long-term - restricted	2,178,534	—
Lease financing obligation	884,851	—
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 18,982,785 and 9,785,531 shares issued and outstanding, respectively	18,982	9,785
Additional paid-in capital	16,735,617	5,360,228
Restricted stock – unearned compensation	(550,842)	—
Accumulated deficit	(8,246,108)	(1,743,290)
Treasury stock, 1,176,471 shares at cost	—	(720,000)

Total shareholders’ equity	7,957,649	2,906,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,521,824	$4,592,720

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AS RESTATED)

For the year ended December 31, 2004 and

for the Period from Inception (January 8, 2003) through December 31, 2003

	For the Year Ended December 31, 2004	For the Period From Inception (January 8, 2003 through December 31, 2003
REVENUES	$83,595,584	$1,068,487
COST OF GOODS SOLD	80,016,021	1,411,058

GROSS PROFIT (LOSS)	3,579,563	(342,571)

OPERATING EXPENSES:
General and Administrative	4,990,340	463,099
Provision for lease losses and uncollectible accounts receivable	55,263	—
Interest expense	370,480	—
Loss on conversion of debt	469,500
Gain on mark to market of warrant liability	(144,920)
Interest income	(14,496)	—
Research and development	829,840	—
Sales and marketing	549,317	47,999
Rent	232,954	259,200
Amortization of intangible assets	106,667
Other	—	80,055
Loss on relocation of CTMC	1,328,436	—
Amortization of deferred Compensation	1,309,000	550,366

Total operating expenses	10,082,381	1,400,719

Loss before income taxes	(6,502,818)	(1,743,290)

Income taxes	—	—

NET LOSS	$(6,502,818)	$(1,743,290)

Basic and diluted net income (loss) per share :

Net loss per share	$(0.41)	$(0.79)

Basic and diluted weighted average common shares outstanding	15,877,662	2,219,699

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AS RESTATED)

For the year ended December 31, 2004 and

for the Period from Inception (January 8, 2003) through December 31, 2003

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation Restricted Stock Grants	Total
	Shares	Amount
BALANCE, December 31, 2002	0	0	0	0	0	0	0	0
Issuance of common stock capitalization of CTMC	1,450	0	580,500					580,500
Recognition of unearned compensation – restricted stock	—	—	550,366	—	—	—	—	550,366

Reclassification of common stock related to the reverse merger of Coach and CTMC	3,184,081	3,185	(3,185)	—	—	—	—	—

Issuance of common stock upon reverse merger of CTMC	3,000,000	3,000	(3,000)	—	—	—	—	—
Issuance of common stock into treasury for settlement of a pending acquisition	1,600,000	1,600	718,400	—	(720,000)	—	—	—
Issuance of common stock upon acquisition of SCB	2,000,000	2,000	2,658,000	—	—	—	—	2,660,000

Contribution of inventory and raw materials	—	—	859,147	—	—	—	—	859,147
Net loss				(1,743,290)				(1,743,290)

BALANCE, DECEMBER 31, 2003	9,785,531	$9,785	$5,360,228	$(1,743,290)	$(720,000)	$—	$—	$2,906,723
Issuance of common stock out of treasury					720,000	—	—	720,000

Issuance of restricted stock for payment to consultants	1,289,900	1,290	1,858,552	—	—	—	(1,859,842)	—
Amortization of deferred compensation	—	—	—	—	—	—	1.309,000	1,309,000
Conversion of common stock	3,943,738	3,943	3,842,668	—	—	—	—	3,846,611

Issuance of common stock	25,000	25	24,975	—	—	—	—	25,000

Repurchase of common stock	(95,000)	(95)	(94,905)	—	—	—	—	(95,000)
Discount on Laurus transaction	—	—	478,633	—	—	—	—	478,633
Acquisition of CDS	4,033,616	4,034	4,795,966	—	—	—	—	4,800,000
Conversion of convertible debt	—	—	469,500	—	—	—	—	469,500
Net loss				(6,502,818)				(6,502,818)

BALANCE, DECEMBER 31, 2004	18,982,785	$18,982	$16,735,617	$(8,246,108)	$—	$—	$(550,842)	$7,957,649

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AS RESTATED)

For the Year Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,502,818)	$(1,743,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	284,129	(9,600)
Amortization of deferred compensation	1,309,000	550,366
Loss on conversion of convertible debt	469,500	—
Gain on mark to market on warrant liability	(144,920)	—
Warranty Expense	200,995	20,535
Warranty charges	(72,775)	—
Provision for lease losses and uncollectible Receivables	55,263	—
Charge-offs lease receivables	(166,497)	—
Charges relating to relocations of CTMC	1,328,436	—
Changes in operating assets and liabilities:
Accounts receivable	(414,407)	(12,939)
Unbilled revenues	969,785	—
Inventory	(656,971)	(230,117)
Funding lease receivables	(1,257,308)	—
Repayment of lease receivables	417,957	—
Prepaid expenses and other	(140,810)	(57,680)
Deferred Rent	—	124,800
Accounts payable and accrued expenses	1,356,400	394,406
Accrued Wages	1,109,177	—
Accrued Interest	90,682	—
Accrued contract settlement	(1,220,979)	—
Advanced payments contract settlement	(185,600)	—
Customer deposits	(63,594)	223,273

Net cash used in operating activities	(3,235,355)	(740,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(196,415)	(1,877)
Investment of restricted cash	(500,000)	—
Usage of restricted cash	74,657	—
Capitalization of CTMC	—	580,500
Cash received from business acquisitions, net	718,156	24,042

Net cash provided from investing activities	96,398	602,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding deferred loan costs	(296,554)	—
Borrowings of convertible debt	6,000,000	—
Repayment of lease liability	(583,889)	—
Borrowings line of credit	441,250	—
Investment in common stock	25,000	—
Repurchase of common stock	(95,000)	—
Related party accounts payable, net	1,102,580	229,146

Net cash provided from financing Activities	6,593,387	229,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,454,430	91,565
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,565	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,545,995	$91,565

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

2. Summary of Significant Accounting Policies

Restatement of Financial Statements

The Company, after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Commercial Transportation Manufacturing, Inc. (the “Transaction”) and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $490,000. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this transaction. The primary factor influencing the accounting treatment change for this Transaction is that the Company, Coach Industries Group, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of approximately $490,000 of goodwill and a reduction of Additional Paid – in Capital and the accumulated deficit by the same amount.

The restatement was recorded as follows:

Accounts	As Reported	Restated	Net Change
Good will	$2,678,896	$2,186,595	$(492,301)

Capital Stock	9,785	9,785	0
Additional Paid in Capital	5,675,277	5.360,228	(315,049)
Restricted Stock – unearned compensation	0	0	0
Accumulated deficit	(1,566,037)	(1,743,290)	(177,253)

Revenues	471,762	1,068,487	596,725
Cost of Goods Sold	647,574	1,411,058	763,484
Gross Loss	(175,812)	(342,571)	(166,759)
Total Operating Expenses (1)	1,525,325	1,400,719	124,606
Loss from continuing operations	(1,701,137)	(1,743,290)	(42,153)
Gain on discontinued operations	135,100	—	(135,100)
Net Loss	(1,566,037)	(1,743,290)	(177,253)

Total operating expenses as reported includes $810,000 relating to amortization of deferred compensation and $94,118 relating to the loss on reduction of trade payables. The amount of operating expenses as restated does not include any expense or income attributed to these captions included in expense for the same period.

For the year ended December 31, 2004, the Company reviewed the generally accepted accounting principals for the beneficial conversion feature (“BCF”), as it relates to EITF – 98-5 and EITF – 00-27 and recorded adjustments for the initial transaction with Laurus Master Funds, LLC. The Company also was required to record a liability for the warrants related to EITF -00-19 based on the terms of the registration rights agreement. The impact of the change in accounting policy was to record a decrease of $731,000 to additional paid in capital and a debt discount as it relates to the beneficial conversion feature of $641,130 and a warrant liability of $972,300. In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

The Beneficial Conversion Feature relates to the Laurus Transaction and the related party convertible debt.

In addition, the Company has reviewed the valuation of the warrants issued in the Laurus transaction and the related party convertible debt. The financial statements have been restated to reflect the accounting policy change for the beneficial conversion feature recorded in the Laurus transaction and the valuation of the warrants. The change in the warrant valuation also causes a recalculation of the beneficial conversion feature and the related amortization. See Note 16 – for further disclosure.

The following table provides the reversal of the original transaction recorded by the Company for the Laurus transaction, the recording of the beneficial conversion feature as it relates to the transaction, the warrant liability and the related amortization. The table then revalues the warrants and recalculates the beneficial conversion feature as it relates to the Laurus transaction and the related amortization as well as the conversion of debt and the valuation of the warrant liability. The restatement for the Liabilities and Shareholders’ Equity at December 31, 2004 was recorded as follows:

	December 31, 2004 - Originally Presented	(1) Reversal of BCF Original	(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	(7) Reclassification December 31, 2004	December 31, 2004 - Amendment 2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,292,355	$—		2,292,355		2,292,355					$2,292,355
Accrued interest payable	90,682	—		90,682		90,682					90,682
Related party payable	95,450	—		95,450		95,450					95,450
Accrued contract settlement	294,561	—		294,561		294,561					294,561
Current portion of long-term debt – funded	1,784,776	—		1,784,776		1,784,776				(801,827)	982,949
Current portion of long-term debt – restricted	—	—		—		—				653,451	653,451
Warrant liability	—		972,300	972,300	(659,300)	313,000			(144,920)		168,080
Deferred rent	—	—				—					—
Warranty reserve	148,755	—		148,755		148,755					148,755
Customer deposits	233,345			233,345		233,345					233,345
Accrued wages	427,205			427,205		427,205					427,205
Note payable – related parties	900,000			900,000		900,000					900,000
Lines of credit	1,054,909			1,054,909		1,054,909					1,054,909

Total current liabilities	7,322,038	—	972,300	8,294,338	(659,300)	7,635,038	—	—	(144,920)	(148,376)	7,341,742

OTHER LIABILITIES:
Convertible notes payable- long term—funded	2,592,833	972,300	(972,300)	2,436,276	659,300	3,189,206				(2,030,158)	1,159,048
		400,000	(641,130)		162,497
		(49,911)	134,484		(68,867)
Convertible notes payable – long term – restricted	—	—		—		—				2,178,534	2,178,534
Lease financing obligation	884,851	—		884,851		884,851					884,851
COMMITMENTS AND CONTINGENCIES				—		—					—
SHAREHOLDERS’ EQUITY:				—		—					—
Common stock $0.001 par value; 50,000,000 shares authorized; 18,982,785 and 9,785,531 shares issued and outstanding, respectively	18,982	—		18,982		18,982					18,982
				—		—					—
Additional paid-in capital	17,159,784	(972,300)	641,130	16,428,614	(162,497)	16,266,117	300,000	169,500			16,735,617
		(400,000)									—
Restricted stock – unearned compensation	(550,842)			(550,842)		(550,842)					(550,842)
Accumulated deficit	(7,905,822)	49,911	(134,484)	(7,990,395)	68,867	(7,921,528)	(300,000)	(169,500)	144,920		(8,246,108)
Treasury stock, 1,176,471 shares at cost	—					—					—

Total shareholders’ equity	8,722,102	(1,322,389)	506,646	7,906,359	(93,630)	7,812,729	—	—	144,900	—	7,957,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,521,824	—	—	19,521,824	—	19,521,824	—	—	—	—	$19,521,824

The following table provides the reversal of the original transaction recorded by the Company for the Laurus transaction, the recording of the beneficial conversion feature as it relates to the transaction and the related amortization. The table then revalues the warrants and recalculates the beneficial conversion feature as it relates to the Laurus transaction and the related amortization as well as the conversion of debt and the valuation of the warrant liability. The restatement for the Statement of Condition for the year ended December 31, 2004 was recorded as follows:

	2004 - Originally Presented	(1) Reversal of BCF Original		(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	December 31, 2004 - Amendment 2
REVENUES	$83,595,584	$			83,595,584		83,595,584	—	$—	$—	$83,595,584
COST OF GOODS SOLD	80,016,021				80,016,021		80,016,021	—	—	—	80,016,021

GROSS PROFIT (LOSS)	3,579,563		—	—	3,579,563	—	3,579,563	—	—	—	3,579,563

OPERATING EXPENSES:
General and Administrative	4,990,340				4,990,340		4,990,340	—	—	—	4,990,340
Provision for lease losses and uncollectible accounts receivables	55,263				55,263		55,263	—	—	—	55,263
Mark to Market - Warrant Liability					—		—			(144,920)	(144,920)
Loss on Conversion of convertible debt					—		—	300,000	169,500		469,500
Interest expense	354,774		(49,911)	134,484	439,347	(68,867)	370,480				370,480
Interest income	(14,496)				(14,496)		(14,496)	—	—	—	(14,496)
Research and development	829,840				829,840		829,840	—	—	—	829,840
Sales and marketing	549,317				549,317		549,317	—	—	—	549,317
Rent	232,954				232,954		232,954	—	—	—	232,954
Amortization of intangible assets	106,667				106,667		106,667				106,667
Other	—						—	—	—	—	—
Loss on relocation of CTMC	1,328,436				1,328,436		1,328,436	—	—	—	1,328,436
Amortization of deferred Compensation	1,309,000				1,309,000		1,309,000	—	—	—	1,309,000

Total operating expenses	9,742,095		(49,911)	134,484	9,826,668	(68,867)	9,757,801	300,000	169,500	(144,920)	10,082,381

Loss before income taxes	(6,162,532)		49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	(169,500)	144,920	(6,502,818)

Income taxes	—

NET LOSS	$(6,162,532)		$49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	$(169,500)	$144,920	$(6,502,818)

Basic and diluted net(loss) per share :
Net loss per share	$(0.39)		$0.00	(0.01)	(0.39)	0.00	(0.39)	(0.02)	$(0.01)	$0.01	$(0.41)

(1)	Reversal of BCF – Original – The Company originally recorded the Laurus transaction by first valuing the warrants using a Black Scholes Model and based on the original assumptions utilized valued the warrants at $972,300. The Company also identified as part of the Laurus transaction a discount associated with the beneficial conversion of the Convertible Notes a beneficial conversion feature of $400,000. The discount associated with the original transaction was recorded based on a discount to market of twenty percent for $2.0 million of convertible debentures. The amortization of the warrants and beneficial conversion feature recorded by the Company for these both the warrants and the beneficial conversion was $49,911. The Company amortized the warrants based on the contractual term of 84 months and the discount associated with the convertible debentures based on 36 months.

(2)	Record BCF – Laurus Transaction – Upon review of the generally accepted accounting principals for the beneficial conversion feature, as it relates to EITF – 98-5 and EITF – 00-27 and recorded adjustments for the initial transaction with Laurus Master Funds, LLC. The impact of the change in accounting policy, was to record the warrants at the valuation of $972,300, which in accordance with EITF – 00-19, the Company was required to record a liability until such time as the warrants were registered, a discount related to the beneficial conversion of $641,130. As part of the beneficial conversion, the Company was required to issue 1.6 million shares of common stock, thus at a discount to market of $0. . Since the discount would have been greater than the amount owed to Laurus, the Company recorded $627,700 related to the first draw of $1.6 million. In addition, the Company recorded $14,130 relating to the issuance of $100,000 at a discount to market price of $0.13. Additional paid in capital was increased by $641,130 warrant liability was established at $972,300 and an offsetting reduction in the debt outstanding for the transaction. The amortization related to the warrants and the beneficial conversion feature was $134,484 for the year ended December 31, 2004, which was based on a 36 month amortization period.
(3)	Valuation of Warrants - The Company identified inconsistencies in the assumptions used in valuing the warrants related to the Laurus transaction. The Company revalued the warrants from $972,300 to $313,000, a net change of $659,300. The valuation was performed using the Black Scholes model with the assumption utilized as follows:

Description	Volatility		Interest Rate		Duration		Market Value
Original	.75	(a)	3.85	(b)	7 Years Contractual	(c)	$1.21	(d)
New	.56	(a)	2.50	(b)	3 Years	(c)	$1.06	(d)

(a)	The assumption change for volatility was based on the short history of the Company and the fact that taking a month-end volatility was not appropriate or indicative of the volatility for the Company. We shortened the timeframe to three months and took weekly pricing into the formula. By shortening the timeframe to three months and taking weekly pricing, the volatility was more in line with the trends that the Company was experiencing and more accurately reflecting the expected future volatility of our stock.
(b)	The risk-free interest rate changed based on the change in the assumptions for the duration of the warrants from 7 years down to between two and three years in both calculations.
(c)	The Company reviewed the assumptions that were made in our internal projections for that timeframe and based on those assumptions; the warrants that were issued would have been well above the strike price in a 12 to 24 month period. Even though the contractual agreements were for 7 years, the model duration was shortened to a period less than the contractual term to reflect the estimated economic life of the warrant. The change in the duration of the warrants was appropriate based on how we believed at the time the warrants would be liquidated based on the relationship with Laurus and their investment strategy. Laurus was required to abide by the conversion guidelines set forth in the secured convertible term note.
(d)	The market value that was utilized in the original assumptions which were the contractual values prior to consummation of the transaction. The market value utilized for the new assumptions were the 5 trading days prior to the closing and 5 days subsequent to the closing of the transaction, discounted by 5% for the holding period that reflected the period from which we closed to the period to which we would have the securities registered.

Based on the above review of the warrant valuation, the Company recorded the warrants at $313,000, recalculated the beneficial conversion feature at $478,633, and reversed the original assumptions. The net impact of the change in the accounting for the beneficial conversion feature and the warrant valuation is as follows:

Warrant Liability	$659,300 See discussion above on the valuation assumptions attributed to the warrants
Beneficial Conversion	$162,497 See discussion relating to the calculation of the beneficial conversion, change in assumptions
Additional Paid in Capital	$162,497 See above
Reduction in Amortization
For warrants and beneficial Feature	$ 68,867 Based on the amortization of the beneficial conversion feature before and after the warrant valuation and the new beneficial conversion features

(4)	Laurus Conversion – The Company converted $300,000 of convertible notes related to the Laurus transaction at $0.50. The Company recognized a loss upon conversion of this note amounting to $300,000 based on the calculation of the beneficial conversion feature discussed in more detail above.
(5)	ELM Street Conversion – The Company converted $2.1 million of related party debt convertible during the year ended December 31, 2004. At the same time the Company issued warrants to purchase common stock totaling 2.1 million with exercise prices between $1.58 and $2.50. The Company converted $2.1 million of related party debt – convertible and issued 2.0 million warrants to purchase common stock at exercise prices ranging from $1.58 to $2.50. Upon conversion, the Company recognized a loss of $169,500. The warrants were valued using a Black-Scholes Model with volatility ranging from 56% to 68%, risk free interest rate of two percent, an estimated duration of one year and market values at the time of conversion between $1.00 and $1.30.
(6)	See discussion above for valuation of warrants for the Laurus transaction. A liability was established in accordance with EITF 00-19. The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement.
(7)	Reclassification December 31, 2004 – The Company reclassified long-term debt related to the Laurus transaction for both funded and restricted balances at year- end. The ending balances as restated are based on the five year repayment schedule in Note 16 of the financial statements.

Principles of Consolidation

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

	2004	2003
Pro forma net income
Net loss, as reported	$(6,502,818)	$(1,743,290)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(263,330)	(-0-)

Pro forma net loss	$(6,766,148)	$(1,743,290)

Loss per share:
Basic as reported	$(0.41)	$(0.79)

Basic pro forma	$(0.43)	$(0.79)

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

Beneficial Conversion Feature in Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

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

Concentrations of credit with respect to accounts receivable are limited because of the Company’s policy to require deposits from some customers and the number of customers comprising the client base and their dispersion across geographical locations. The Independent Contractor Settlement Processing Segment specifically has one customer that comprises 18% of its revenues. The revenues attributed to this one customer are $12.9 million for the year ended December 31, 2004.. Its relationship with this customer is in good standing and the Company believes that there is no imminent threat to this relationship.

Deferred Revenue

Deferred revenues at December 31, 2004 were zero. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

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

The Company performs periodic inventory procedures and at times identifies supply inventory that is considered excess inventory or obsolete. The Company writes the obsolete and excessive inventory down to the lower of cost or market and the amount is included in general and administrative expenses for the period. During the year ended December 31, 2004, the Company recorded $20,000 of expenses related to obsolete inventory with zero recorded for the same period in 2003.

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

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2004 and 2003 were approximately $65, 000, and $6,600, respectively.

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

Concentrations of credit with respect to accounts receivable are limited because of the Company’s policy to require deposits from some customers and the number of customers comprising the client base and their dispersion across geographical locations. The Independent Contractor Settlement Processing Segment specifically has one customer that comprises 18% of its revenues. The revenues attributed to this one customer are $12.9 million for the year ended December 31, 2004. Its relationship with this customer is in good standing and the Company believes that there is no imminent threat to this relationship.

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

The Company had no non-performing assets as of December 31, 2004. The allowance for lease losses is primarily attributed to the acquired portfolio. The following table provides detail on the credit quality of the portfolio as of December 31, 2004:

Classification	Amount	Reserve Percentage	Percentage of Reserve
A	$373,462	1%	$3,700
B	597,540	2%	6,000
C	541,596	3%	15,700
Acquired Portfolio	795,249	10%	79,659

	$2,307,847		$105,059

The average interest rate on the portfolio is approximately 14.85 percent for the year ended December 31, 2004.

The following is the five year lease payments due from lessors at December 31, 2004:

2005	$1,080,835
2006	769,905
2007	571,678
2008	305,626,
2009	6,954

Total	$2,734,999

Allowance for Lease Losses for the year ended December 31, 2004:

Balance Beginning of the period:	$0
Acquired allowance for lease losses	246,597
Leases charged to reserve	(166,497)
Provision for lease losses	24,959

$105,059

6. PROPERTY AND EQUIPMENT

The following is the property and equipment at December 31:

	2004	2003
Computer equipment and software	$147,790	$114,303
Furniture and fixtures	56,656	727
Plant equipment	282,594	519,249
Leasehold improvements	6,215	267,585
Independent contract settlement platform	1,400,000	—
Internally generated software	241,563	—

	2,220,129	901,864

Less Accumulated depreciation	(165,897)	—

	$1,968,921	$901,864

Depreciation expenses for the year ended December 31, 2004 and 2003 were $165,897 and zero, respectively.

The Company acquired SCB and the fixed assets attributed to CTMC effective December 31, 2003. No depreciation expense was recorded for 2003 based on the date of acquisition and contribution.

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

The Company recognized a loss of $169,500 for the year ended December 31, 2004 related to the conversion of related party payables – convertible, and the related issuance of warrants discussed above. The warrants were valued using a Black-Scholes Model with volatility ranging from 56% to 68%, risk free interest rate of two percent, an estimated duration of one year and market values at the time of conversion between $1.00 to $1.30.

The Company maintained certain equipment used for manufacturing currently owned by a related party in anticipation of a pending purchase agreement for that equipment. Effective December 31, 2003, the Company acquired the equipment and inventory for $859,147. The transaction was settled through an equity contribution from the related party.

During the year ended December 31, 2003, the Company issued 1.8 million shares of common stock to various related parties for future consulting services. The Company recognized approximately $550,000 of amortization of deferred compensation relating to this issuance. The total value of these agreements is $810,000 to settle past services, as well as future services to the Company, which included approximately $550,000 of deferred compensation for the year ended December 31, 2003 and approximately $260,000, which was included in the retained deficit at the time of the reverse merger with CTMC, whereby the settlement of these liabilities were eliminated in the recapitalization. The $260,000 represented services rendered prior to the reverse merger with CTMC. The shares of common stock were issued to these individuals with a three month restriction. The agreements are for consulting services for periods between 6 months to 2 years.

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

	For the Year Ended December 31, 2003
	Historical	Pro forma
Revenue	$1,068,487	$156,195,639
Net income (loss)	$(1,743,290)	$(1,526,176)

Basic and diluted net income (loss) per share	$(0.79)	$(0.24)

Basic and diluted weighted average shares outstanding	2,219,699	6,253,315

	For the Year Ended December 31, 2004
	Historical	Pro forma
Revenue	$83,595,584	$206,350,522
Net income (loss)	$(6,502,818)	$(6,168,541)

Basic and diluted net income (loss) per share	$(0.41)	$(0.31)

Basic and diluted weighted average shares outstanding	15,877,662	19,911,278

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2004, as a result of the business acquisitions:

	CFS	CDS	Total
Non-cash assets (liabilities):
Current assets	$—	$2,022,545	$2,022,545
Property and equipment	—	223,015	223,015
Goodwill	797,184	5,667,302	6,464,486
Lease receivables, net	1,221,899		1,221,899
Other	74,657	—	74,657
Current liabilities	—	(3,831,019)	(3,831,019)
Lease financing obligation	(1,373,740)	—	(1,373,740)
Net non-cash assets acquired	720,000	4,081,844	4,801,844
Less: common stock issued,	720,000	3,640,000	4,360,000
Less: notes and payables to shareholders issued	—	1,160,000	1,160,000

Cash received from business acquisitions, net	$—	$718,156	$718,156

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2003, as a result of the business acquisitions:

	Coach	SCB	Total
Non-cash assets (liabilities):
Current assets	$—	$946,567	$946,567
Property and equipment	—	174,741	174,741
Goodwill	—	2,343,095	2,186,595
Current liabilities	—	(828,445)	(671,945)

Net non-cash assets acquired	—	2,635,958	2,635,958
Less: common issued	—	(2,660,000)	(2,660,000)

Cash received from business acquisitions, net	$—	$(24,042)	$(24,042)

As of December 31, non-cash transactions were as follows:

	2004	2003
Non cash financing/investing activities:
Contributed inventory and property and equipment as contributed capital	$—	$860,923
Conversion of debt	3,842,668
Issuance of restricted stock related to deferred compensation	1858,552	550,366
Issuance of treasury stock	(720,000)	720,000
Offset receivable balance from related party against personal guarantee obligations	429,000	—

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

On September 29, 2004, we issued a convertible term note in the aggregate principal amount of $6,000,000 to Laurus Master Fund, Ltd., pursuant to a Securities Purchase Agreement and ancillary agreements. The term of the note is three years and bears interest at the prime rate (as published in the Wall Street Journal) plus 3.5 percent. In connection with the agreement and the note, we issued to Laurus warrants, exercisable for a period of seven years, to purchase up to (i) 495,867 shares of common stock at $1.51 per share, (ii) 495,867 shares of common stock at $1.82 per share, and (iii) 495,867 shares of common stock at $2.12 per share. During November 2004 Laurus Master Fund Ltd, converted $300,000 of the convertible term notes into 600,000 shares of common stock. The Company recognized a loss on conversion of $300,000 for the year ended December 31, 2004.

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

The following is a summary of all stock transactions with consultants for the year ended December 31, 2004:

Description	Shares Issued	Amount
On May 11, 2004 we issued 505,000 shares of common stock to the various consultants for their investor relations services for the year ended December 2004 totaling $858,500.	505,000	$858,500

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

	244,900	389,342
On July 1, 2004, we issued 50,000 shares of restricted common stock to Richardson & Patel LLP in settlement of indebtedness arising from the provision of legal services rendered to the Company.	50,000	57,500
The Company issued to Kramer Weisman and Associates, LLC, an accounting and consulting firm controlled by Ms. Weisman’s husband, Lester Weisman, 75,000 shares of common stock, valued at $79,500. The shares are for services to be provided to the Company over twelve months and vest equally over the twelve months commencing August 31, 2004.	75,000	79,500
In September 2004, we issued 25,000 shares of common stock to Benchmark Consulting in settlement of indebtedness arising from the provision of services pursuant to consulting agreement.	25,000	30,500
On November 15, 2004, the Company issued 250,000 shares of common stock to Joseph I. Emas, our Chief Compliance and Ethics Officer, effective January 1, 2004. Mr. Emas, our general counsel, has been our Chief Ethics and Compliance Officer since January 1, 2004.	250,000	287,500
In December 2004, we entered into a consulting agreement with Capital Growth Advisors, whereby we issued 60,000 shares as a provision of the agreement. The shares are fully earned.	60,000	69,000
In November 2004, we entered into a consulting agreement with Alliance Advisors, whereby we issued 80,000 shares of common stock as a provision of the agreement. The shares are fully earned.	80,000	88,000

Total	1,289,900	$1,859,842

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

The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

	Number of Options Granted	Weighted Average
Year of Grant		Grant Date Fair Value	Exercise Price	Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield
2004	1,500,000	8/31/04	$0.90	3.85%	75%	0.00%
2004	700,000	9/1/04	0.98	3.85	75	0.00
2004	800,000	12/27/04	0.91	3.85	75	0.00

The employee turnover factor was 0% for officer incentive and non-qualifying stock options during the year ended December 31, 2004 and 2003, respectively. The expected life for options issued during 2004 was 10 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 0.90- 0.98	3,000,000	9.71	0.9 2	3,000,000	0.92

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

Warrants:

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$103,400
495,867	$1.82	104,400
495,867	$2.12	105,200

1,487,601		$313,000

The warrants were valued based on the market value on the date of issuance of $1.06, an expected term of between two and three years and an anticipated volatility of 56% with a risk free rate of between 2 and 3 percent.

The Company has related party payables—convertible at December 31, 2004 and December 31, 2003 to a related party of $30,000 and zero, respectively. Approximately $1.3 million was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

NOTE 11 - INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2004 and 2003 consist of the following:

	December 31,
	2004	2003
Current:
Federal	$—	$—
State	—	—

	—	—
Tax (benefit) from the change in valuation allowance	(2,387,654)	(674,714)

Benefit from operating loss carryforward	2,387,654	674,714

Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2004	2003
Statutory federal income tax rate	(35.0)%	(35.0)%
Decrease in valuation allowance	(—)%	(—)%
State income taxes and other	(3.74)%	(3.70)%

Effective tax rate	(38.74)%	(38.70)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2004	2003
Deferred tax assets
Current	$—	$—
Non-current
Federal	2,175,886	610,152
State	249,768	99,327

	2,387,654	674,714

Less valuation allowance	(2,387,654)	(674,714)

Net deferred income tax asset	$—	$—

The Company’s actual provision for income taxes differ from the Federal expected income tax provision as follows:

	2004		2003
Income tax provision at expected federal income tax rate of 35%	$2,156,886	35.00%	$610,152	35.00%
Increase (decrease) resulting from:
Goodwill	(19,000)	—	—	—
Provision (benefit) for state taxes, net of federal benefit	249,768	3.74	99,327	3.70

Benefit for income taxes	$2,387,654	38.74%	$674,714	38.70%

The Company has a valuation allowance of $3.1 million. It does not intend to reverse the valuation allowance at this time. The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2004 and 2003 the Company had net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Income tax expense is $0 for the years ended December 31, 2004 and 2003.

The Company files separate State income tax returns in each State jurisdiction.

12. Notes Payable and Lines of Credit

The terms and conditions of its lines of credit are as follows at December 31, 2004:

	Lender	Maturity Date	Interest Rate	Collateral	Personal Guarantee	Balance December 31, 2004
(A)	Ford Motor Credit Corporation – $2.0 million Floor Plan	Annual Review – 180 days on an individual chassis basis	Interest free for the first 90 days and prime based rate on a chassis by chassis basis	Chassis and a irrevocable letter of credit collateralized by certificate of deposit for $500,000	Yes	$1,054,909
(B)	Sovereign Bank - $4.5 million Secured Guidance Line of Credit	Line renewal in March 31, 2005, Various maturities based on the date of financing with the lessee	Interest rate charged on a monthly published rate per lease	Lease receivables	Yes	$884,851
(C)	New World Lease Funding - $5.0 million Secured Guidance Line of Credit	December 16, 2004	Interest rate charged on a monthly stated rate	Lease receivables	Yes	$0
(D)	Laurus Master Funds, LLC - $6.0 million Convertible Debentures	September 29, 2007	Prime plus 3.5 percent	Blanket Lien on all Assets	No	$5,700,000

13. Segment Reporting

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	Coach Financial Services, Inc.
Independent Contractor Settlement Parent Company	CDS Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

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

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the ended December 31, 2004:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$14,532,392	$629,591	$68,433,601	$—	$83,595,584
Cost of Goods Sold	12,080,332	491,513	67,459,215	(15,039)	80,016,021
Gross Margin	2,452,060	138,078	974,386	15,039-	3,579,563
General and Administrative Expenses	5,079,175	121,715	872,172	4,009,319	10,082,381

Segments net income (loss) before income taxes	$(2,627,115)	$16,363	$102,214	$(3,994,280)	(6,502,818)

Total assets	$3,248,466	$2,248,052	$3,891,053	$10,134,253	$19,521,824

Goodwill	$2,343,095	$797,184	$3,067,302	$—	$6,207,581

Expenditures for segment assets	$134,235	$7,918	$19,810	$34,452	$196,415

Depreciation and amortization	$88,906	$1,119	$115,369	$63,029	$268,423

14. Commitments and Contingencies

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

15. Subsequent Events

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

NOTE 16 - Convertible Debentures

The Laurus Master Fund, LLC Obligation outstanding as of December 31, 2004 was as follows:

Conversion Rate	Amount Outstanding	Number of Shares Issuable Upon Conversion
$0.97	$2,000,000	2,061.856
$1.21	868,015	717,368
Total Unrestricted Balance as of December 31, 2004 of Convertible Debentures:	2,868,015	2,779,224
Restricted Balance as of December 31, 2004:
$0.97	240,000	247,243
$1.09	1,500,000	1,376,147
$1.33	1,091,985	821,041

Total Restricted Cash	2,831,985	2,444,431

Total Convertible Notes	$5,700,000	5,223,655

The repayment of the Laurus Transaction over the next five years ended December 31, are as follows:

For the year ended December 31,	Funded Balance	Restricted Cash Released in 2005	Total Convertible Notes
2005	$982,949	$653,451	$1,636,400
2006	1,042,915	1,029,813	2,072,728
2007	842,151	1,148,721	1,990,872

Total	$2,868,015	$2,831,985	$5,700,000

The Company issued to Laurus warrants to purchase shares of common stock in connection with the above Convertible Notes. The Company issued the following warrants with the value of the warrants:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$1.51	$103,400
495,867	$1.82	104,400
495,867	$2.12	105,200

1,487,601		$313,000

The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement. We allocated the $1.6 million of proceeds received from the first borrowing as: a $313,000 liability for the warrants (at fair value), $465,000 of additional paid-in capital for the benefit on conversion, and $822,000 liability for the convertible debt (net of debt discount). The $465,000 of additional paid-in capital reflects the value of Laurus’ option to convert the initial $1.6 million of debt at prices beneficial to Laurus as compared to the market price of our common stock (the beneficial conversion option). The beneficial conversion option on the initial $1.6 million of debt was determined by comparing the $1.3 million of proceeds not allocated to the detached warrants to the 1,649,485 shares into which the $1.6 million of debt was convertible. Effectively, the initial debt was convertible to common stock at $0.78 per share, which was less than $1.06 market price of our stock on the date off issuance, resulting in $465,000 value for the beneficial conversion option. The proceeds of subsequent borrowings under the agreement were allocated between additional paid-in capital (for beneficial conversion options present on the date of borrowing, if any) and a liability for the debt (discounted to the extent value was assigned to a beneficial conversion option). We accreted the recorded debt balances up to its face amounts over the term of the borrowings using the effective interest method, which results in additional interest expense and effective interest rates on the borrowings greater than the stated interest rates and at the time of conversion additional interest expense is recorded for the unamortized discount on such debt.

Our effective interest rates, debt, conversion prices and beneficial conversion on the various tranches of borrowings for the Laurus transaction are at December 31, 2004:

Date of Draw	Debt	Warrants	Additional Paid in Capital	Total Draw	Effective Interest Rate
9/29/04	$821,798	$313,000	$465,202	$1,600,000	49%
10/22/04	465,158	—	13,430	478,588	11%
11/3/04	—	—	300,000	300,000	NA
11/10/04	105,517	—	—	105,517	10%
11/16/04	683,910	—	—	683,910	10%

	2,076,383	313,000	778,632	3,168,015

Conversion	—	—	(300,000)	(300,000)
Accretion	65,617	(26,083)	(39,534)	—

Total	$2,142,000	$286,917	$439,098	$2,868,015	114%

Allocated to Restricted	$2,831,985	0	0	2,831,985	9%

Total	$4,973,985	$286,917	$439,098	$5,700,000

The Company holds the balance at December 31, 2004 under the Note of $2,831,985 in a restricted account controlled by Laurus. The amounts included in the restricted account are considered as cash and cash equivalent, as the Company has drawn those funds from the restricted account in the first quarter of 2005.

Interest Rate Adjustment

The interest rate may be adjusted on the last business day of each month if: (i) the -shares underlying the conversion of the Note and the warrant are registered for resale under the Securities Exchange Act of 1933, as amended (the “Securities Act”), (ii) our common stock is listed on the NasdaqSC Market, NasdaqNM System, or the American Stock Exchange and (iii) the average market price of our common stock for the five (5) consecutive trading days immediately preceding an adjustment date exceeds the then applicable conversion price by at least twenty five percent (25%), the interest rate for each day of the succeeding calendar month shall automatically be reduced by 2.0% for each incremental increase in the market price of the Common Stock by 25% above the applicable conversion price. The interest rate may be adjusted on the last business day of adjustment date exceeds the then applicable conversion price by at least twenty five percent (25%), the interest rate for each day of the succeeding calendar month shall automatically be reduced by 1.0% for each incremental increase in the market price of the Common Stock by 25% above the applicable conversion price. Notwithstanding the foregoing (and anything to the contrary contained in herein), in no event shall the Interest Rate be less than zero percent (0%).

Interest and Principal Payments

The Company is required to make monthly interest payments to Laurus on the Unrestricted Funds, commencing November 1, 2004, and on the first day of each consecutive calendar month thereafter and on the Maturity Date. Accrued interest on the Restricted Funds is payable only on the Maturity Date or, in the event of the redemption or conversion, on such date. The Company shall commence making payments toward the principal amount of Unrestricted Funds on January 1, 2004. If and when Laurus transfers funds from the Restricted Account to the Company (Unrestricted Funds), the Company will commence making principal payments on such Unrestricted Funds 90 days following any such transfer.

Upon the Company registering the shares underlying the conversion of the Note and the warrant for resale under the Securities Act and subject to the 4.99% limitation and other limitations, Laurus shall convert the principal and interest payments for the Unrestricted Funds into common stock according to the following guidelines: (i) the average closing price of the common stock for the five (5) consecutive trading days immediately preceding such proposed conversion date is greater than or equal to 110% of the applicable conversion price and (ii) the amount to be paid in shares of Common Stock does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Common Stock for the immediately preceding ten (10) day trading period. If the conversion criteria are not met, Laurus will convert only such amounts as meets the conversion criteria and the remaining amounts will be paid by the Company in cash at the rate of 102% of the amount due.

Release of Restricted Funds

Upon the Company registering the shares underlying the conversion of the Note and the warrant for resale under the Securities Act, Laurus may release at its discretion, the Restricted Funds to the Company upon satisfaction of the following conditions: (i) as principal under the Convertible Note is converted into common stock, or (ii) upon Laurus securing a first priority lien on tangible, unencumbered assets to secure such Unrestricted Funds.

Redemption of Principal Amount

The Company may prepay the outstanding balance under the Convertible note by paying Laurus 125% of the Unrestricted Funds, together with accrued interest, and 105% of Restricted Funds, together with accrued interest.

Limitations on Conversion

Laurus may not convert debt under the Convertible Note if the amount that would be convertible into that number of shares of common stock would exceed the difference between 4.99% of our outstanding common stock and the number of shares of common stock beneficially owned by Laurus or issuable upon exercise in full of its Warrants. However, Laurus may void the 4.99% limitation upon 75 days prior notice to the Company or without any notice requirement upon an event of default under the terms of the Convertible Note. In addition, this 4.99% limitation does not prevent Laurus from converting debt into shares of our common stock and then reselling those shares at times when neither Laurus nor its affiliates beneficially own shares in excess of the 4.99% limitation. Therefore, by periodically selling our common shares into the market, avoiding the limitations imposed by the 4.99% limitation.

Events of Default

Upon the occurrence and continuance of an event of default under the Convertible Note, Laurus may demand immediate payment of 125% of the outstanding principal amount under the Convertible Note, plus accrued interest. In addition, the interest rate on the Convertible Note will increase to two percent (2%) per month, and all outstanding obligations under the Note, including unpaid interest at the higher interest will accrue from the date of default until the date the default is cured or waived. The following events will constitute an event of default under the Convertible Note:

•	failure to pay interest and principal payments when due;

•	a breach by us of any material covenant, representation, term or condition of the note or in any related agreement;

•	an assignment for the benefit of our creditors is made by us, or a receiver or trustee is appointed for us;

•	any money judgment or similar final process filed against us for more than $50,000, which remains unvacated, unbonded or unstayed for a period of 30 days;

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, which is not vacated within 45 days;

•	our common stock is suspended for five consecutive days or five days during any ten consecutive days from our principal trading market;

•	our failure to timely deliver shares of our common stock when due upon conversion of the note;

•	the occurrence and continuance of an event of default under any related agreement or the default under any other agreement of indebtedness; and

•	any change in the controlling ownership of us.

Costs in connection with Debt Financing

The Company paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment of $240,000. In addition, the Company paid Laurus $39,500, as reimbursement for its expenses incurred in connection with the preparation and negotiation of the Purchase Agreement, Convertible Note and other agreements executed in connection therewith and expenses incurred in connection with their due diligence review of the Company and our subsidiaries.

Warrants

In connection with the Purchase Agreement, we issued to Laurus warrants, exercisable for a period of seven years, to purchase up to (i) 495,867 shares of common stock at $1.51 per share, (ii) 495,867 shares of common stock at $1.82 per share, and (iii) 495,867 shares of common stock at $2.12 per share.

Restrictions on Future Financings

The Company has agreed not to issue any securities with a continuously variable or floating conversion feature, which are or could be (by conversion or registration) free-trading securities prior to the full repayment or conversion of the Convertible Note.

No Short-Selling by Laurus

Laurus has represented to the Company that neither it nor its affiliates or investment partners will engage in “short sales” of our common Stock during the term of the Convertible Note.

Right of First Opportunity

The Company granted Laurus a right of first opportunity to provide any additional financing to the Company or its subsidiaries on terms and conditions no less favorable than offered to a third party, other than with respect to certain indebtedness or equity financing (as specified in the Purchase Agreement, such as, (i) trade debt and debt incurred to finance the purchase of equipment (not in excess of five percent (5%) of the fair market value of the our assets) whether secured or unsecured other than unsecured indebtedness not to exceed an aggregate principal amount outstanding of $200,000, indebtedness existing prior to the entering into the Purchase Agreement, and debt incurred in connection with the purchase of assets or equipment in the ordinary course of business, or any refinancings or replacements thereof on terms no less favorable to the Purchaser than the indebtedness being refinanced or replaced or (ii) equity issued as consideration for the purchase of assets or property, a business or another entity or other than issuances or sales to employees, officers, directors or consultants.

Registration Rights Granted to Laurus

The Company agreed to file a registration statement to register the resale of the shares issued to Laurus upon conversion of the debt under the Convertible Note and shares issuable upon exercise of the warrants issued pursuant to the Purchase Agreement.

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

Board Committees and Independence

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. Officers will hold their positions at the pleasure of the board of directors, except for Francis O’Donnell, our Chief Executive Officer, who is currently employed under an employment agreement. Our Bylaws set the authorized number of directors at not less than one or more than nine, with the actual number fixed by our board of directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more members, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

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

	Annual Compensation						Long Term Compensation
							Awards				Payouts
Name and Principal Position	Year	Salary			Bonus		Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Francis O’Donnell Chief Executive Officer	2004 2003 2002		$7,000 — —	(1)	714,894 — —	(2)	— — —		— 965,450 —	(3)	— — —	— — —	— —
Susan Weisman Chief Financial Officer	2004 2003 2002		$92,589 — —	(4)	— — —		— — —		— — —		— — —	— — —	— — —
John H. Gore Chief Sales and Marketing Officer	2004 2003 2002	$ $	58,737 91,755 —	(5)	429,532 — —	(6)	— — —		— — —		— — —	— — —	— — —
Joseph I. Emas Chief Compliance and Ethics Officer	2004 2003 2002		— — —		— — —		20,000 — —	(7)	— — —		— — —	— — —	397,500 — —	(8)
Brad Cohen, Former Chief Financial Officer	2004 2003 2002		— — 104,167	(9)	— — —		— — —		— — —		— — —	— — —	— — 9,800	(10)
David Mullikan, Former [CEO]	2004 2003 2002		— — 104,167	(11)	— — —		— — —		— — —		— — —	— — —	— — 9,800	(12)

(1)	Mr. O’Donnell is still owed $193,000 for accrued and unpaid wages from salary earned during 2004.
(2)	During 2004, the Mr. O’Donnell received compensation for his personal guarantees totaling $714,894, this amount was converted into 777,058 shares of common stock, effective December 31, 2004.
(3)	Mr. O’Donnell received 1,405,000 shares of common stock on August 26, 2003 valued at $0.45 a share, for past and future services to the Company. The value of the issuance of stock was $632,250. In addition, companies that Mr. O’Donnell controls have settled outstanding liabilities with the Company through the issuance of an aggregate of 1.1 million shares of common stock, as of August 26, 2003, valued at $0.45 per share reflecting a loss to the Company totaling $333,200.
(4)	Ms. Weisman is still owed $30,328 for accrued and unpaid wages from salary earned during 2004.
(5)	Mr. Gore is still owed $31,684 for accrued and unpaid wages from salary earned during 2004.
(6)	Mr. Gore received compensation of $485,610 for his personal guarantees. The Company offset $429,532 against a liability owed by a company owned and controlled by him for the year ended December 31, 2004; the balance of $56,078 is accrued and unpaid.
(7)	Mr. Emas is still owed $10,000 for accrued and unpaid wages from salary earned during 2004.
(8)	Mr. Emas received 250,000 shares of common stock valued at $297,500 as compensation for the year-ended December 31, 2004.
(9)	Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company’s option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Brad Cohen was terminated effective with his resignation on May 31, 2002.
(10)	The Company issued 1,493 shares of common stock to Brad Cohen pursuant to his employment agreements.
(11)	Effective January 1, 2002, the Company entered two separate lease agreements with officers and directors of the Company to lease space to be utilized for office purposes at a rate totaling $5,134 per month. The initial term of the lease was one year with a two-year renewal option (at the Company’s option) at a rate totaling $10,000 per month. Rental expense totaled $29,868 for the year ended December 31, 2002. The agreement between the Company and Mr. Mullikin was terminated on January 3, 2003.
(12)	The Company issued 1,493 shares of common stock to David Mullikin pursuant to his employment agreements.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003.

The following is a table of Options and Stock Appreciation Rights Grant Table for the year ended December 31, 2004:

Category	Number of Securities to be issued upon exercises of outstanding options and warrants	Weighted Average Exercise Price Of Outstanding Options and Warrants	Number of Securities available For future Plan Issuance
Equity compensation plans Approved by shareholders	3,000,000	$0.90	0
Equity compensation plans not approved by shareholders	300,000	$0.90	0

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2003.

The following is a table of Aggregated Option Exercises and Fiscal Year-End Option Value Table as of December 31, 2004:

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options At FY-End (#)Exercisable/Unexercisable	Value of In the Money Options at FY-End ($)Exercisable/Unexercisable
Francis O’Donnell	—	—	500,000/891,600	$165,000/$146,573
Susan Weisman	—	—	300,000/891,600	$99,000/$146,573
John Gore	—	—	500,000/891,600	$165,000/$146,573
Joseph I. Emas	—	—	200,000/0	$66,000/$0
Robert Lefebvre	—	—	300,000/0	$75,000/$0

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

On December 31, 2003, the Company borrowed $613,659 from John Baumgartner, the former owner of Springfield Coach Builders, Inc, to purchase chassis inventory as a part of its acquisition of Springfield Coach Industries Corporation, Inc. The Company does not owe Mr. Baumgartner any money as of December 31, 2004, relating to this transaction. As of December 31, 2004,

Mr. Baumgartner owed the Company $190,000 arising from sales transactions, reimbursement of management fees, and funding of used car sales. The Company believes that the terms of the transaction were no less favorable to the Company than could have been obtained in an arm’s-length transaction.

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

PART IV

Item 13. Exhibits

Exhibits
2.1	Agreement and Plan of Merger among the Registrant and CDS Merger Sub, Inc. and Corporate Development Services, Inc. and certain Shareholders thereof. (1)

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

10.1	Form of Cadillac Master CoachBuilder Agreement with General Motors Corporation. (5)

10.2	Quality Vehicle Modifier Agreement between Commercial Transportation Manufacturing Corporation and Ford Motor Company, dated as of March 23, 2004. (5)

10.3	Common Stock Purchase Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.4	Registration Rights Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.5	Securities Purchase Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd.(4)

10.6	Secured Convertible Term Note of Coach Industries Group, Inc. dated September 29, 2004, in favor of Laurus Master Fund, Ltd. (4)

10.7	Master Security Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc., and Laurus Master Fund, Ltd. (4)

10.8	Common Stock Purchase Warrant of the Registrant dated September 29, 2004, Coach Industries Group, Inc. in favor of Laurus Master Fund, Ltd.(4)

10.9	Registration Rights Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.10	Stock Pledge Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc and Laurus Master Fund, Ltd. (4)

10.11	Subsidiary Guaranty dated September 29, 2004, Coach Industries Group, Inc in favor of Laurus Master Fund, Ltd. (4)

10.12	Funds Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.13	Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.14	Restricted Account Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.15	Letter Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.16	Amendment Agreement dated October 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.17	Amendment Agreement dated January 5, 2005, between the Registrant and Laurus Master Fund, Ltd. (5)

10.18	Employment Agreement dated September 1, 2004, between the Registrant and Francis J. O’Donnell. (5)

10.19	Loan and Security Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.20	Assumption Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.21	Master Loan and Security Agreement dated August 20, 2004, between Springfield Coach Industries Corporation, Inc. and Ford Motor Credit Company. (5)

10.22	Master Loan and Security Agreement dated December 16, 2004, between Coach Financial Services, Inc. and New World Lease Funding, LLC. (5)

10.23	Intercreditor Agreement dated January 12, 2005, among Subcontracting Concepts, Inc., North Fork Bank and Laurus Master Fund, Ltd. (5)

14.1	Code of Ethics (6)

21.1	List of Subsidiaries(6)

23.1	*Consent of Registered Certified Public Accountants.

31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Registration Statement on form S-8 filed with the Commission on April 26, 2000, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 3, 2004, and incorporated herein by this reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on October 6, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to our Registration Statement on form SB-2 filed with the Commission on January 19, 2005, and incorporated herein by this reference.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Commission on March 30, 2005, and incorporated herein by this reference.

Reports on Form 8-K.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 9, 2004 the Company filed a Form 8-K related to the appointment of Principal Officer and Director. On December 3, 2004, the directors unanimously appointed Robert L. Lefebvre as director to fill a vacancy on the Board of Directors. Mr. Lefebvre has also been appointed to serve as a member of the Compensation Committee. Pursuant to the Agreement and Plan of Merger, between the Registrant and Corporate Development Services, Inc., a copy of which was included with the Registrant’s Form 8-K filed on October 27, 2004, the Registrant agreed to appoint Mr. Lefebvre as a director.

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

Unregistered Sales of Securities

Laurus Transaction.

On October 6, 2004 we filed a report on Form 8-K for unregistered sales of securities related to the Laurus agreement. On September 29, 2004, we entered into and closed a Securities Purchase Agreement and related agreements with Laurus Master Fund, Ltd., a

Cayman Island company (Laurus). Under the agreement, we issued to Laurus a convertible term note in the aggregate principal amount of $6,000,000. The term of the note is three years and bears interest at the rate of prime (as published in the Wall Street Journal) plus three and one half percent. The funds received from the note, after fees and costs will be used to purchase all the assets and equity of Corporate Development Services, Inc., anticipated to be up to $1,200,000 with the remainder of the funds to be used for general corporate purposes.

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
Date: February 21, 2006

By:	/S/ SUSAN WEISMAN
Susan Weisman Chief Financial Officer (principal financial officer)
Date: February 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/S/ FRANCIS O’DONNELL	Director	February 21, 2006
Francis O’Donnell

By:	/S/ SUSAN WEISMAN	Director	February 21, 2006
Susan Weisman

By:	/S/ JOSEPH I. EMAS	Director	February 21, 2006
Joseph I. Emas

By:	/S/ ROBERT LEFEVBRE	Director	February 21, 2006
Robert Lefebvre

By:	/S/ PAMELA JARRATT	Director	February 21, 2006
Pamela Jarratt

Exhibit Index

Exhibit No.	Description
23.1	Consent of Registered Certified Public Accountants.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.