Form 10-K
period 2005-12-31
COACH INDUSTRIES GROUP INC
filed 2006-03-17
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-19471

COACH INDUSTRIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1942841
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12330 SW 53rd Street, Suite 703 Cooper City, Florida	33330
(Address of principal executive offices)	(Zip Code)

(954) 602-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,900,00 based on the average bid and asked price as reported by the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $.001 par value per share	29,038,323 shares

COACH INDUSTRIES GROUP, INC.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission contain forward-looking statements that involve risks and uncertainties. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our future profitability, revenues, market growth, demand and pricing trends, competition in our industry, market acceptance, timing of any demand for next generation products, capital requirements and new product introductions. Other statements contained in our filings that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects, “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar words.

Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those listed in this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section describes some of the additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on the beliefs, estimates made by, and information presently available to senior management. We do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

We file annual and quarterly reports with the U.S. Securities and Exchange Commission (SEC). In addition, we file additional reports for matters such as material developments or changes. Our executive officers, directors and beneficial owners of 10% or more of our common shares also file reports relative to the acquisition or disposition of our common shares or acquisition, disposition or exercise of our common shares purchase options or warrants. These filings are a matter of public record and any person may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. You may obtain a copy of any of our public filings by contacting the Company or from the SEC as mentioned above.

PART I

Item 1. Business.

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-K and the financial statements and related notes included in this report on Form 10-K carefully. Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms refer to Coach Industries Group, Inc., and our subsidiaries collectively, while the term “Coach” refers to Coach Industries Group, Inc. in its corporate capacity.

General

Coach is a holding company, which, through its subsidiaries, offers an array of financial services, insurance products and fleet management to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the supply of commercial fleet drivers for these operators. We also provide specialty insurance products for the commercial fleet drivers. Our long-term strategy is to expand our array of products and services to existing customers as well as other commercial fleet operators. Coach will also actively pursue acquisition candidates that can support the expansion of these products and services

Operating Segments:

Finance Leasing Operations

CFS and FleetPlan offer financial services to commercial fleet operators including customers of CDS and American-Springfield. CFS targets small to mid-size commercial fleet operators through the United States. FleetPlan, our newest acquisition, intends to target the daily rental business market.

Contractor Settlement Processing

CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. CDS provides commercial fleet operators with the services of independent contractors, which may help operators alleviate workplace concerns relating to directly employing commercial fleet operators. CDS provides health insurance and specialty insurance products to these commercial fleet drivers. The Company currently provides its products to approximately 7,000 commercial fleet drivers and 260 commercial fleet companies.

Manufacturing

SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The direct manufacture of the modified chassis is housed in a 45,000 square foot manufacturing facility. We are one of only ten limousine manufacturers operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer.

Financial Services

We intend to expand our financial services business primarily to businesses in our niche markets with the acquisition of FleetPlan. These businesses are largely under-served by the financial community, which we acknowledge may be able to offer lower rates. We will offer various services to our drivers and purchasers of our vehicles that will differentiate us from our competition. By doing so, we believe that we can make our services less sensitive to rate and more focused on the service aspect of the business.

Providing Independent Contractors to Courier Industry

The courier industry consists of approximately 7,200 same day, messenger and expedited courier companies according to 2005 US Census data. The industry has combined annual sales of approximately $521 million, with about 562,000 couriers and approximately 400,000 of those couriers are independent contractors. 96% of couriers utilize a vehicle to provide service: 34% by small cars, 48% by pick-up trucks or vans and 13% by small or large trucks as reported by the 2005 US Census.

Specialty Vehicle Manufacturing

Production of limousines consists of manufacture of a modified chassis performed through either a manufacturer-supported program or otherwise. We participate in a manufacturer-supported program through a QVM agreement with Ford. We modify the chassis based on their specifications and are monitored by the manufacturer. We are permitted to provide changes to the design and aesthetics of the product, but not the engineering of the product. The manufacturer closely reviews the performance of all those modification manufacturers in their programs. Other companies produce non-conforming, non-manufacturer supported chassis modifications not associated with the original manufacturer.

Based on the Limousine and Chauffeured Transportation Industry 2005 statistics, the limousine manufacturing industry generates approximately $400 million in annual revenue through the sale of luxury limousines, specialty vehicles and limousine buses to approximately 13,000 limousine operators located throughout the United States. However, the 2001 World Trade Center disaster sharply decreased product demand. The industry has been struggling to regain its prior production levels of 9,000 units per year. We do not expect the industry to reach pre-2001 levels of production.

Products and Services

The Company has one major customer, California Overnight that constituted 16.5 percent of its total revenues in fiscal 2005. The Company believes that its relationship with this customer is strong.

The Company’s development of products and services is performed by its various subsidiaries. New products and services are continually evaluated and are considered only if there will be a positive impact on the business of the Company and its subsidiaries as a whole.

Financial Services and Products

We intend to offer commercial vehicle lease and fleet financing to the commercial fleet operators throughout the United States.

We acquired FleetPlan, L.L.C. in November 2005, which has relationships in both the daily rental business and with the manufacturers of both foreign and domestic vehicles. FleetPlan plans to secure allocations of vehicles under agreements with automobile manufacturers, whereby the manufacturer provides automobiles to FleetPlan for purchase and FleetPlan leases the vehicles to both franchised and independent daily rental operators nationwide. Typical lease terms are 6 to 12 months with an average term of 9 months. We intend to negotiate manufacturer repurchase agreements with a select group of automobile manufacturers enabling us sell the vehicles back to the manufacturer at the end of the lease term and eliminate much of risk of collateral value during the term. We are currently seeking financing to execute on this business plan for FleetPlan.

The Company existing subsidiary finances commercial fleet operators with the typical lease term to be from twelve to seventy-two months based on the collateral and credit worthiness of the commercial fleet operator. The rate of interest charged will be within applicable lending guidelines. The typical lease balance is between $20,000 and $50,000; however leases are grouped; the total package is be up to $2 million for our typical lease customer.

The borrower credit profile and classification determine the type documentation required to determine credit terms. Borrowers classified with “A” and “B” credit will be required to complete minimal credit application and documentation, compared to full documentation and review of the credit standing, collateral, source of proceeds and review of documentation for those borrowers with “C” or “D” credit criteria. The amount of borrowings and down payment on the loan or lease will have a bearing on the amount of documentation that is required by our lending officer. The collateral typically is a vehicle that is the primary source of revenue for our commercial fleet operators

Independent Contractor Services

CDS provides independent contractors to commercial fleet operators. This insulates the operators from employee related workplace concerns. The Company provides drivers with specialty insurance products, health benefits and other insurance products. CDS also provides consulting services to each commercial fleet operator. CDS educates both the fleet operator and the drivers on the business methods to stay within the required guidelines for an independent contractor.

CDS provides solutions to problems that are endemic to the courier industry on an individual level, as well as an association. Classification of drivers that service the courier business is an issue for the owner operator, whereby they may subject themselves to questions relating to the driver’s status as an employee or independent contractor. The Company provides the support, education, products and insulation to enhance the independent contractor relationship. Courier companies face an industry risk of public agency investigation of the independent contractor status. CDS’ has extensive regulatory knowledge in its participating states which allows the Company to effectively assist the courier company client with addressing agency investigations in a more timely and cost efficient manner.

Manufactured Vehicles

The Company manufactures a modified chassis for limousines. A chassis is modified into a luxury limousine through a multiple step manufacturing process completed over a period of approximately two to three weeks, depending on the model. The Company maintains a finished goods inventory of 35 to 45 days to meet customer demand. The Lincoln Town Car market makes up approximately 90% of the modified limousine chassis market.

Competition

Lease Financing

The Company is one of many financial service providers offering vehicle lease products to business customers. The financial services business consists of savings and loans, banks, leasing companies, insurance companies, insurance brokers and other providers of financial services. The industry is highly competitive and the rates charged by the competition may be lower than those rates that we may be able to charge because our cost of funds and overhead are higher than those other companies. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer large national and regional banking and financial institutions holding a large accumulation of assets. These institutions may have significantly greater resources, a wider geographic presence or greater accessibility. Competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

FleetPlan is entering the daily rental financing business and will provide vehicles to franchise and independent daily rental car companies. These companies include licensees of Dollar/Thrifty Group, Hertz, Avis, Budget, and National/Alamo Rent-A-Car. These companies may either finance their fleets through the franchisor or through traditional financial sources such as local banks. In many instances, these companies either pay a premium for the relationship with the franchisor or they must utilize additional collateral in the financing of their fleets through traditional finance sources. The Company’s relationships with the manufacturers will provide FleetPlan with a pricing advantage through volume purchases that the individual rental car companies would not receive due to the relatively small volume of orders that they place each model year.

Subcontractor Settlement Processing

CDS is one of three entities providing independent contractors to the commercial fleet industry. The other two companies are the National Association of Independent Contractors (NICA) and Contractor Management Services (CMS). The differences between CDS, CMS and NICA are considerable in their scope of coverage and their approach to defense of the independent contractor classification. CDS maintains a three level protection platform for its’ clients by offering an Occupational Accident policy, a contingent contract liability policy and workers’ compensation policy. NICA offers only an Occupational Accident policy and performs the defense with in-house counsel. CMS offers an Occupational Accident policy as well as a workers comp policy and they also rely on in house counsel. CDS’ additional layer of protection with the contingent liability policy pays for the legal defense of the case, using the best suited local counsel familiar with the court and will also pay “up to” statutory workers’ compensation levels in the event of a settlement.

The software platform and the relationship with the insurance carrier are the key to the success of this business. The business is run on a low gross profit margin and automation through efficient systems and processing are the key to gaining market share in this industry. CDS has developed a very sophisticated software platform that allows real time management of the independent contractor database. Clients can also manage their driver force on line through a web interface. The system cross-references drivers by their social security number to provide consolidated earnings and premium reports. The system automatically calculates the premium to be submitted to the carrier as well as auto generating client invoices, which are immediately emailed out at the end of the check run.

Limousine Manufacturing

SCB and CTMC are one of the ten major limousine manufacturers in the industry operating under a QVM agreement with Ford Motor Company. There are many companies in the marketplace that do not operate under the manufacturer sponsored programs, such as the QVM. Operating within QVM agreement enables the Company to provide enhanced warranty coverage to the purchasers of our vehicles, through superior engineering design and by utilizing the resources provided by Ford. Other QVM and Non-QVM manufacturers may offer similar products to these limousine operators; however, our sales, design and engineering team have focused our products on specifications that commercial fleet operators demand. We intend to further differentiate ourselves by offering commercial fleet operators a broad array of financial solutions including automotive leases, contract settlement processing and insurance products.

Marketing

Financial Services - Lease Financing

The Company markets its lease financing and other financial services through American-Springfield and through a direct sales force. Our sales team targets fleet operators and independent dealers within the specific niches. The Company also sends out direct mail marketing pieces to select customers or contacts with products or services that we believe will result in a future sale of our products.

Lease Financing – Daily Rental

Once financing is obtained, the Company will market its lease of vehicles to the daily rental operators through relationships developed over the years, attendance at trade shows and through a direct sales force.

Contract Settlement Processing

The Company has access to 7,000 commercial fleet operators in the courier/delivery industry that have specific needs relating to insurance products and lease financing products. Since the subcontractor settlement processing to commercial fleet operators enables the Company to communicate our products and services to our clients on a weekly basis compared to once every three to four years, when they are in the market for a new vehicle, we believe we can be successful in cross marketing some of our other products. We believe that due to our focused market niche, and our exposure both to the drivers and the courier companies, we can become competitive within the marketplace.

Limousine and Specialty Vehicle Manufacturing

The Company, through American-Springfield, will sell and finance limousines manufactured by SCB. American-Springfield will market vehicles produced by SCB and used limousines through direct relationships, marketing to fleet operators and through advertising in industry publications. In addition, we intend to market our ability through CFS to finance these fleet vehicles.

We intend to utilize existing and new technologies to market all Company products, including loans and lease financing, financial services, subcontracting settlement processing and limousines and specialty vehicles.

Material Supply Agreements

The Company manufactures luxury limousines, specialty vehicles and limousine buses under a QVM with Ford Motor Company. These agreements are evaluated and renewed annually by Coach. With this QVM, the Company is able to utilize Ford for engineering expertise, warranty support, rebates for chassis purchases and marketing funds. The Company anticipates renewal of this agreement since its relations with Ford are good.

The Company is in the process of securing allocations of vehicles from both foreign and domestic automobile manufacturers for its proposed FleetPlan daily rental financing business. We anticipate receiving these allocations and securing manufacturer repurchase agreements by the end of the third quarter of 2006. If these agreements were not obtained, then the daily rental financing business as presented would not be practical.

Research and Development

Research and development expense was $199,000, $830,000 and zero for the three years ended December 31, 2005, December 31, 2004 and December 31, 2003. These expenses were almost entirely incurred in the production of specialty limousine products. We do not anticipate incurring significant research and development expenses in fiscal 2006.

Seasonality

The specialty vehicle business is seasonal; most purchases are made during the second quarter because of upcoming Prom and Wedding seasons and the fourth quarter coinciding with the timing of the new model year. The courier business is not seasonal. The financial services business will track our other business units. The daily rental business is expected to be busier during the third and forth quarter when new models are introduced and during the summer and winter when the rental business is busier.

Employees

As of December 31, 2005, we had 60 full-time employees, 41 manufacturing personnel in our limousine subsidiary and 19 managerial, sales, marketing or administrative positions. Our limousine subsidiary outsources its sales and marketing function. We have 21 persons performing services for our CDS subsidiary that are employed through a professional employment organization. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

Government Regulation

Highway Safety

Our QVM Agreement with Ford Motor Company requires that we maintain and adhere to strict engineering and manufacturing standards set by the National Highway Traffic and Safety Agency (“NHTSA”) for manufactured vehicles. The NHTSA, under the U.S. Department of Transportation, was established by the Highway Safety Act of 1970, as the successor to the National Highway Safety Bureau, to carry out safety programs under the National Traffic and Motor Vehicle Safety Act of 1966 and the Highway Safety Act of 1966. We purchase our vehicles directly from the original manufacturers, such as Ford Motor Company, General Motors Company and Daimler-Chrysler, and then modify the vehicles based on our customer’s requirements or the specific product lines. As such, we are not subject to the same regulations as other automotive manufacturers.

Environmental

Our manufacturing facility is subject to a host of Federal and state environmental and employee regulations. We believe that we are in material compliance with such regulations.

Lending Regulations

We are subject to state law limitations on the interest rate we can charge its consumer customers. Interest rates charged to businesses in the states we lend in are not subject to the same limitations. The Company intends to provide leases and loans principally to businesses and in states where usury restrictions are not applicable to businesses.

Our commercial financing, lending and leasing activities are not subject to the same degree of regulation as consumer financing, although states regulate motor vehicle transactions, impose licensing, documentation and lien perfection requirements, and may limit what we can charge. Failure to comply could result in loss of principal and interest or finance charges, penalties and restrictions on future business activities.

Subsidiaries

We have five wholly owned operating subsidiaries:

(1)	Springfield Coach Industries Corporation, Inc. (a Missouri corporation). Springfield Coach Industries Corporation, Inc. owns a 51% interest in American-Springfield, LLC, a Florida Corporation.

(2)	Commercial Transportation Manufacturing Corporation (a New York corporation).

(3)	Coach Financial Services, Inc. (a Florida corporation).

(4)	Corporate Development Services, Inc. (a New York corporation), and its wholly owned subsidiaries:

(a)	Subcontracting Concepts, Inc. (a New York corporation).

(b)	Subcontracting Concepts, Inc. (a Connecticut corporation).

(c)	SCI Two-Wheel, Inc. (a Georgia corporation).

(5)	FleetPlan Daily Rental, Inc. (a Florida Corporation), and its wholly owned subsidiaries:

(a)	FleetPlan LT (a Delaware statutory Trust)

(b)	FleetPlan OT (a Delaware statutory Trust)

History

Coach was incorporated in the State of Nevada in October 1998. Its principal executive offices are located at 12330 SW 53rd Street, Suite 703, Cooper City, FL 33330. Our telephone number is (954) 602-1400. Our website address is www.cigi.cc. Information found on our website is not a part of this report.

Coach is a holding company, which was formed through several acquisitions as follows:

Limousine Manufacture. On September 1, 2003, Coach acquired Commercial Transportation Manufacturing Corporation (“CTMC”), a limousine manufacturer. CTMC currently operates in Springfield, Missouri. On December 31, 2003, Coach, through Springfield Coach Industries Group, Inc., acquired certain assets and liabilities from Springfield Coach Builders, Inc. (“SCB”). Its principal executive offices are located in Springfield, Missouri. Effective December 31, 2005, the Company, through Springfield Coach Industries, Inc. (“SCB”) and American Dealerships Corporation for American-Springfield, LLC (“American-Springfield”) a Florida limited liability company. American-Springfield is the exclusive dealer for manufactured vehicles through Springfield Coach Industries, Inc.

Finance and Leasing. On July 9, 2004, Coach purchased all of the common stock of Go Commercial Leasing Corporation (“Go Commercial”) and merged Go Commercial into Coach Financial Services, Inc. (“CFS”). Its principal executive offices are located in Cooper City, Florida. Effective November 15, 2005, the Company acquired the assets of FleetPlan, L.L.C. (“FleetPlan”), which has the infrastructure to provide financial services to commercial fleet operators in the daily rental market.

Courier Services. Effective September 1, 2004, Coach acquired Corporate Development Services, Inc. (“CDS”), a contract settlement company. Its principal executive offices are located in Glens Falls, New York.

Item 1A. Risk Factors.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $1.7 million, during the year ended December 31, 2003, $6.5 million for the year ended December 31, 2004 and $5.0 million for the year ended December 31, 2005. As a result, at December 31, 2005, we had an accumulated deficit of $12.5 million. Our profitability will require the successful manufacture and sale by our subsidiaries of our limousine and luxury car products and sale of financial services, including our loans and leases and the settlement of independent contractor payments. No assurances can be given when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we may not be able to continue operations. Our inability to raise additional working capital, or to raise it on terms which are acceptable to us, or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

At December 31, 2005, we had operating cash flow deficit of $1.4 million; however, we had an operating cash flow deficit of $3.4 million for the year ended December 31, 2004, and an operating cash flow deficit of $740,000, for the year ended December 31, 2003.

We received $6,000,000 from Laurus Master Fund, Ltd in October 2004 pursuant to a convertible note and refinanced in 2005 to increase our line to $7,000,000. Assuming renewal of our existing credit lines, we currently have sufficient financial resources to fund our existing operations and those of our subsidiaries. However, we will need significant additional funds to establish our daily rental car financing business, and although we are seeking funding, such additional funds may not be available when required or on terms acceptable to us. We have been engaged in discussions and paid various fees to Dresdner Bank in connection with a securitization of future daily rental business assets, but cannot assume you that this or any other financing will be obtained for that business. If we are unable to renew existing financing or obtain additional financing, our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations.

Delinquencies and credit losses affect our financial performance and results of operations.

In addition to general economic and other conditions affecting the industries and geographic regions in which our obligors operate, major factors affecting our ability to maintain profitability include risks associated with:

•	the effectiveness of our underwriting procedures;

•	the creditworthiness and integrity of the obligors of our finance receivables;

•	the adequacy of the documentation relating to such receivables and collateral;

•	disputes and litigation with such obligors or with their other creditors;

•	the ability to repossess and remarket collateral supporting our loans and leases upon a default;

•	the ability to enforce our lien position in the event of the bankruptcy of such obligors or otherwise; and

•	the value of leased assets and pledged collateral securing our receivables.

We provide an allowance for credit losses on finance receivables. The allowance for credit losses on finance receivables is estimated by management based on total finance receivables, charge-offs, if any, non-accrual/delinquent finance receivables and management’s current assessment of the risks inherent in the our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Although management periodically reviews our allowance for credit losses, we cannot be certain that our allowance for credit losses will be adequate to cover actual losses because of the risks described above.

We lend to privately owned small and medium-sized companies, which can be higher risk borrowers.

We provide financings primarily to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. Accordingly, receivables from these types of customers may entail higher risks. In addition, we make our lending decisions based on information about the borrowers provided to us by the borrower and third parties, any inaccurate information may result in the Company lending to customers whom it may not ordinarily may lend to and result in the loss of some or the entire principal of a particular receivable.

An economic downturn could result in lower demand for our services and negatively affect our receivables.

An economic downturn could result in a decline in the demand for some of the types of equipment, which we finance with a corresponding decline in originations of related finance receivables. In addition, a downturn could result in an increase in defaults by obligors and guarantors of our finance receivables and a decrease in the value of collateral, which we realize upon disposition following such a default. If an economic downturn were to occur, our ability to maintain and grow our portfolio could be materially adversely affected.

Economic difficulties within a particular industry could impair our profitability and asset quality.

Defaults by our customers may be correlated with economic conditions affecting particular industries. As a result, if any particular industry were to experience economic difficulties, the overall timing and amount of collections from customers operating in those industries may differ from what we expect. Our finance receivables at December 31, 2005, were primarily concentrated in the limousine and livery industry. We could be negatively affected by adverse economic conditions affecting this industry.

Any future change in the Internal Revenue Service guidelines for independent contractors could have a negative affect on CDS’ business.

CDS provides the services of independent contractors to commercial fleet operators, which allows commercial fleet operators to save administrative resources and time and expenses, such as tax, insurance and administrative expenses, by hiring independent contractors rather than employees. CDS’ business model takes advantage of specific guidelines established by the Internal Revenue Services (the “IRS”) to determine whether persons providing service to a company are categorized as independent contractors or employees. Future IRS changes to current guidelines may render the CDS business model inefficient, expensive or not as attractive to commercial fleet operators and have a negative affect on our revenues.

Fluctuations in the price of fuel impacts couriers and limousine operators in the short-term.

Limousine operators and couriers are sensitive to the price of fuel. Short-term fluctuations in the price of fuel could impact their profitability in the short-term. Over a longer-term period, the increased cost of fuel is ultimately passed through to their customers. However, if the short term effects of rising fuel prices cause limousine operators or couriers to contract or halt their business growth our future revenues for those segments may be adversely affected.

Legal proceedings and related costs could negatively affect our financial results.

As a lender we are at risk of governmental proceedings and litigation, including class action lawsuits, challenging our contracts, rates, disclosures, and collections or other practices, under state and federal statutes and other laws.

In recent years, a number of judicial decisions, not involving us, have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. We cannot assure you that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Increases in the Federal funds rate may decrease our profitability in our lease finance business.

The Company uses lines of credit with a fixed interest rate to finance leases to its clients. Therefore, the Company is able to lock the interest rate spread at the time of funding, rather than at a variable rate of interest. We currently charge our clients between 6.9% and 18%, based on the applicable lending guidelines. Any future increase in the Federal funds rate may reduce the interest rate spread that we may earn from our borrowers, because although we theoretically can pass the increased interest cost to our borrowers, their sensitivity to fluctuations in the interest rate would likely prohibit us from passing on our increased costs of borrowing. We have several lines of credit: a $5.0 million line of credit with DaimlerChrysler, in addition to the outstanding Term Note held by Laurus totaling $7.0 million. Increases in the Federal funds rate may increase the cost of our borrowing under these lines of credits and the Note, which may not be passed on to our clients and have a negative effect on our business.

Increased safety, emissions or other regulation resulting in higher costs or sales restrictions, could adversely affect our net profits in our specialty division.

The worldwide automotive industry is affected significantly by a substantial amount of costly governmental regulation. Governmental regulation has arisen primarily out of concern for the environment, for greater vehicle safety, and for improved fuel economy. Many state governments also regulate and impose import requirements in addition to the Federal requirements. The costs of complying with these requirements can be substantial. As a result, our costs to purchase the cars and buses, which we modify may increase and reduce our net profits.

Failure to obtain supplier agreements and financing for daily rental financing business and financing for the daily rental business.

The Company has entered the daily rental business through the acquisition of FleetPlan. The business model for the daily rental business requires an allocation of cars from the major manufacturers, like Daimler Chrysler, Hyundai, Kia, Toyota and other similar manufacturers on terms that we require. We need manufacturers to provide the Company with a repurchase agreement for the vehicles, whereby they will repurchase the vehicles from us within twelve months or guarantee the residual value. If we are unable to receive adequate allocations of vehicles or obtain favorable business terms, our business model will fall short of our expectations.

The Company will need significant financing to support the daily rental business. We are currently seeking a line of credit of $100 million to support the business model for the daily rental business. If we are unable to secure the line of credit, the Company will be unable to support the business model.

We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

Our business is highly competitive. We likely will face competition from other limousine and specialty vehicle manufacturers and companies offering financial products and insurance products and services, many of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities and manufacturing and marketing experience than us. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

We will also compete with banks, manufacturer-owned and independent finance and leasing companies, as well as other financial institutions. These competitors may have sources of funds available at a lower cost than those available to us, thereby enabling them to provide financing at rates lower than we may be willing to provide. In addition, these competitors may be better positioned than we are to market their services and financing programs to vendors and users of equipment because of their ability to offer additional services and products, and more favorable rates and terms. These factors could adversely affect our ability to maintain or grow our portfolio.

We plan to grow rapidly, which will place strains on our management team and other company resource to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business.

We will need to devote substantial resources to expanding our array of products, especially focusing on our financial services and insurance products, and our marketing, sales, administrative, operational, financial and other systems and resources to implement our longer-term business plan and growth strategies. In addition, we may incur substantial expenses identifying and investigating strategic partners and acquisition candidates.

This expansion and these expanded relationships will require us to significantly improve and replace our existing managerial, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, and to manage, train, motivate and maintain a growing employee base. Our performance and profitability will depend on the ability of our officers and key employees to: manage our business and our subsidiaries as a cohesive enterprise; manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures; add internal capacity, facilities and third-party sourcing arrangements as and when needed; maintain service quality controls; and attract, train, retain, motivate and manage effectively our employees. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to integrate and manage successfully new systems, controls and procedures for our business, or even if we successfully integrate our systems, controls, procedures, facilities and personnel, such improvements may not be adequate to support our projected future operations. We may never recoup expenditures incurred during this expansion. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses that would complement our current offerings, expand the breadth of markets we can address or enhance our services and products. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience;

•	potential loss of key employees of the acquired company; and

•	potential requirements to amortize intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Francis O’Donnell and to a lesser extent our Chief Financial Officer Susan Weisman. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not currently carry a key-man life insurance policy on any of our executives, which would assist us in recouping our costs in the event of the loss of those officers.

Our inability to hire qualified personnel could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business.

We currently have a management and executive team comprised of five employees. Although we believe that our management team will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term, as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

Should one or more of the foregoing risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In July 2004, Coach signed a lease agreement with Cooper City Commerce Center, Inc. for approximately 6,500 square feet of mixed use office space in Cooper City, Florida, to house the corporate offices, the Florida sales offices and CFS operations. Our annual rent is $84,000, plus applicable taxes and common area expenses, such payments commencing in February 2005. The lease term expires October 2009.

SCB lease approximately 45,000 square feet of space located in Springfield, Missouri, pursuant to a lease, which expires in December 2006. SCB uses the space as its executive office, manufacturing facility and approximately 16,000 square feet as a warehouse facility. Annual rent is $132,000.

CDS leases approximately 7,000 square feet of office space located in Glens Falls, New York pursuant to a lease, which expires in December 2008. CDS uses the space as its executive office space and operations center.

Annual rent for the space is $74,000. CDS has an option to renew the lease for an additional five years. The space has been subleased to an affiliated company for the same period at our cost.

Item 3. Legal Proceedings.

On November 8, 2005, Universal Express, Inc. filed suit in the Supreme Court of the State of New York against CDS Merger Sub, Inc., Corporate Development Services, Inc., Subcontracting Contractors, Inc., a New York Corporation, Subcontracting Concepts, Inc., a Connecticut Corporation, SCI-Two Wheel, Inc., a Georgia Corporation, Coach Industries Group, Inc., Robert Lefebvre, Carmen B. Lefebvre, Mark Lefebvre, Scott Lefebvre, Edmund Lefebvre, Paul Gapp and Robert R. Slack. Universal Express seeks $160 million in damages for the defendants’ alleged failure to provide them with notice, which would have allowed for a right of first refusal with regard to the stock purchase. The Company has filed a motion to dismiss, as it is its belief that the suit is frivolous.

Other than the foregoing neither Coach nor its subsidiaries is a party to any material pending legal proceedings or is aware of any contemplated proceedings by a governmental agency.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “CIGI.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the last two completed fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price
Period	High	Low
Fiscal Year 2005:
December 31, 2005	$0.58	$0.31
September 30, 2005	0.72	0.43
June 30, 2005	1.09	0.55
March 31, 2005	1.23	0.78
Fiscal Year 2004:
December 31, 2004	$1.37	$1.03
September 30, 2004	1.70	1.10
June 30, 2004	2.15	1.15
March 31, 2004	2.00	1.50

Holders

We have approximately 300 record holders of our common stock as of March 1, 2006. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Equity Compensation Plan Information

Category	Number of Securities to be issued upon exercises of outstanding options and warrants	Weighted Average Exercise Price Of Outstanding Options and Warrants	Number of Securities available For future Plan Issuance
Equity compensation plans approved by shareholders	4,328,462	$0.65	671,538
Equity compensation plans not approved by shareholders	5,494,550	$0.75	1,250,000
Total	9,823,012	$.070	1,921,538

2005 Stock Option Plan

Our board of directors adopted the 2005 Stock Option Plan (the “2005 Plan”). The purposes of the 2005 Plan are (i) to promote the long-term interests of the Company and its stockholders by strengthening the Company’s ability to attract, motivate and retain key personnel and (ii) to provide additional incentive for those persons through stock ownership and other incentives to improve operations, increase profits and strengthen the mutuality of interest between those persons and the Company. The Company believes that the granting of stock options and other awards will serve as partial consideration for and give well-qualified employees, non-employee directors and others an additional inducement to remain in the service of the Company and provide them with an increased incentive to work for the Company’s success.

The 2005 Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (ii) options to purchase Nonqualified Options and (iii) restricted stock. The total number of shares of common stock with respect to which awards may be granted under the 2005 Plan shall be three million (3,000,000). As of December 31, 2005, the Board has approved and allocated the issuance of all 3,000,000 shares of common stock under the 2005 Plan. The Board intends to seek stockholder approval of the 2005 Stock Option Plan at its next annual stockholders’ meeting.

Non-Plan Grants

During 2005, our Board of Directors approved the issuance of options to purchase up to 135,750 shares of common stock with an average exercise price of $0.32 per share to each of our Chief Executive Officer, Frank O’Donnell, Susan Weisman and Robert Lefebvre In addition, in 2005, the Board of Directors approved the issuance to Frank O’Donnell of options to purchase up to 187,500 shares of common stock with an average exercise price of $0.54 per share as compensation for his personal guarantee of Company indebtedness.

During 2004, our Board of Directors approved the issuance of options to purchase up to 891,600 shares of common stock with an average exercise price of $1.10 per share to each of our Chief Executive Officer, Frank O’Donnell, Susan Weisman and John Gore in connection with their respective employment agreements. All of Mr. Gore’s options were cancelled upon termination of his employment effective May 31, 2005. In addition, in 2004, the Board of Directors approved the issuance to various employees of options to purchase up to 300,000 shares of common stock with an average exercise price of $0.91 per share.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On December 2, 2005, the Company issued 6,666,667 shares of common stock valued at $2,000,000 and 3,333,334 warrants to purchase the Company’s common stock for $0.50 and 3,333,334 warrants to purchase the Company’s common stock for $0.75. The Company received $1.7 million, net of issuance costs of $270,000. The Company is required to register these shares and warrants within 120 days of issuance. In addition, the Company issued 166,667 warrants to purchase common stock for $0.50 and 166,667 warrants to purchase common stock for $0.75 as payment to the underwriter valued at $29,400.

On November 15, 2005, the Company issued 1,246,883 shares of common stock valued at $500,000 pursuant to the acquisition of all of the assets of FleetPlan, L.L.C.

On October 31, 2005, the Company extinguished the convertible debentures with Laurus Master Funds Ltd. And entered into a new note for $7.0 million, whereby the Company canceled approximately 5.1 million shares of registered securities, the Company received an additional $1.3 million, repriced the original 1.5 million of warrants to purchase common stock to $.01 for 750,000 warrants and $0.50 for 737,601 warrants. In addition, the Company issued 762,399 additional warrants at $0.50 and an additional stock of 985,389 shares of common stock valued at $404,009 to Laurus Master Funds, LTD. The Company is required to register the new issuance of warrants. In addition, the Company settled with DelMar Consulting for their services related to the Laurus financing for 120,000 shares of common stock valued at $49,200. This amount was included in the loss on extinguishment of $1.9 million.

During 2005, the Company issued 601,472 and 146,181 shares of common stock in exchange for the extinguishment of accrued liabilities owed to its Chief Executive Officer, Francis O’Donnell and its Chief Financial Officer, Susan Weisman for $322,413 and $72,038 of accrued wages and interest.

During 2005, the Company issued 630,000 shares of common stock to various consultants for consulting contracts ranging from 12 to 36 months amounting to $258,000.

On May 31, 2005, the Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 as partial consideration for entering into a non-compete agreement pursuant to a settlement agreement with John Gore. In addition, on September 12, 2005, the Company issued Mr. Gore 341,500 shares of restricted common stock valued at $156,500 for his personal guarantee of lease obligations to various financial institutions.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31, 2005	At or for the Year Ended December 31, 2004	For the period from January 8, 2003 (inception) through December 31, 2003 or At December 31, 2003
Revenues	$256,165,770	$83,595,584	$1,068,487
Loss from operations	$(5,013,045)	$(6,502,818)	$(1,743,290)
Loss per share	$(0.25)	$(0.41)	$(0.79)

Total Assets	$23,084,160	$19,521,824	$4,592,720
Long-term obligations	$9,965,019	$3,337,582	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of restricted common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for years ended December 31, 2005 and 2004 of $5.0 million and $6.2 million, respectively. The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources, the available capital that the outstanding warrants and options will generate and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. The daily rental business model for FleetPlan will require additional capital or financing to support the business model. The Company is seeking financing arrangement to fund this business over the next twelve months, including discussions and payment of fees to Dresdner Bank if connection with a securitization of the future assets of the daily rental business. We cannot give any assurances that this or other financing of the daily rental business will be available. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. There can be no assurances that the Company can realize sufficient revenues to satisfy its business plan and further, there can be no assurance that alternative sources of financing can be procured on behalf of the Company.

On December 2, 2005, the Company issued 6,666,667 shares of common stock valued at $2,000,000 and 3,333,334 warrants to purchase the Company’s common stock for $0.50 and 3,333,334 warrants to purchase the Company’s common stock for $0.75. The Company received $1.7 million, net of issuance costs of $230,000. The Company is required to register these shares and warrants within 120 days of issuance. In addition, the Company issued 166,667 warrants to purchase shares of common stock at $0.50 and 166,667 warrants to purchase shares of common stock at $0.75 valued at $29,400.

On November 15, 2005, the Company acquired all the assets of FleetPlan, L.L.C. for a total of $1.56 million, which included $329,000 of cash, a Note in the amount of $725,000, bearing interest at 12% and issued 1,246,883 shares of common stock valued at $500,000 pursuant to the acquisition of all of the assets of FleetPlan, L.L.C.

On September 29, 2004, the Company entered into a Convertible Note with Laurus Master Funds, Ltd. totaling $6.0 million. On October 31, 2005, the Company extinguished the convertible debentures with Laurus Master Funds Ltd. And entered into a new note for $7.0 million, whereby the Company canceled approximately 5.1 million shares of registered securities, the Company received an additional $1.3 million from Laurus, repriced warrants the original 1.5 million warrants to $.01 for 750,000 warrants and $0.50 for 737,601 warrants. In addition, the Company issued 762,399 additional warrants at $0.50 and additional stock of 985,389 shares of common stock valued at $404,009 to Laurus Master Funds, LTD. The Company is required to register the new issuance of common stock warrants. In addition, the Company settled with DelMar Consulting for their services related to the Laurus financing for 120,000 shares of common stock valued at $49,200. This amount was included in the loss on extinguishment. The Company recognized a loss on extinguishment of $1.9 million.

The Company issued 601,472 and 146,181 shares of common stock in exchange for the extinguishment of accrued liabilities owed to its Chief Executive Officer, Francis O’Donnell and its Chief Financial Officer, Susan Weisman for $322,413 and $72,038 of accrued wages and interest.

The Company issued 630,000 shares of common stock to various consultants for consulting contracts ranging from 12 to 36 months amounting to $258,000.

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

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at December 31, 2005 was $125,000 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the year ended December 31, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at December 31, 2005 is $363,000. In addition, this former officer and director was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $147,000 and is being amortized over the remaining term of the lease obligation.

The Company issued 400,000 shares of common stock to Laurus Master Funds, Ltd. upon conversion of $200,000 of Convertible Notes. The Company recognized a loss related to the conversion of $188,000.

The Company issued 50,000 shares to Richardson and Patel for legal services rendered valued at $44,000.

In October 2005, the Company repaid the Convertible Note of $4.9 million and refinanced the agreement with a Term Note of $7.0 million. The Company recognized a loss on extinguishment of Convertible Notes amounting to approximately $1.9 million; approximately $1.1 million relates to the prepayment penalty associated with the original Convertible Note. The prepayment penalty was paid in cash of $735,000 and paid 985,389 shares of restricted common stock valued at $404,000. The remainder of the extinguishment loss relates to discounts associated with the original debentures and loan issuance costs. The Company received additional funds of $1.3 million relating to the refinancing which will be utilized for acquisitions and additional working capital. The terms of the new agreement are as follows:

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

The Company will de-register approximately 5.1 million shares of registered common stock originally registered in the Registration Statement filed and declared effective on February 4, 2004.

During June 2005, the Company obtained lines of credit with Daimler Chrysler Services North America, LLC (“Daimler Chrysler”) up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $200,000 irrevocable letter of credit, which will secure up to $1.0 million in body builder availability. At December 31, 2005 the balance of the line of credit to Daimler Chrysler was $1.6 million for the lease facility and $829,000 for the body builder facility. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler.

Effective December 31, 2005, the Company entered into a joint venture called American-Springfield, LLC (“American-Springfield”) between Springfield Coach Industries Group, Inc. and American Dealerships Corporation,

whereby the American-Springfield, LLC is the exclusive dealer for all production of Springfield limousines. American-Springfield will support the sales and marketing of the Springfield limousine. The profits of the joint venture are to be shares 51% to the Company and 49% to American Dealerships Corporation. The agreement is for a 10-year period. All cars sold through the joint venture that require financing must first be submitted to Coach Financial Services. CFS has the right of first refusal for all vehicles financed through American-Springfield.

Financial Condition - December 31, 2005 compared to December 31, 2004

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.5 million at December 31, 2004 to $3.0 million at December 31, 2005. The cash balances at December 31, 2005 and 2004, specific to CDS were $1.7 million and $750,000, respectively. In addition, during 2004, the Company classified as cash and cash equivalents amounts placed in the restricted account amounting to 2.8 million for the Laurus transaction as the funds were released from restriction during the first quarter of 2005. During December of 2005, the Company received $1.7 million from the issuance of 6.7 million shares of common stock and an additional $1.3 million from Laurus as part of the extinguishment of the convertible debentures and issuance of the term note.

Restricted cash. Restricted cash decreased from $500,000 at December 31, 2004 to $247,000 at December 31, 2005. The balance primarily relates to the collateral related to the irrevocable letter of credit, which was collateral for the line of credit with Ford Motor Credit Corporation. The Company closed on the Laurus transaction on September 29, 2004. The $500,000 related to the letter of credit was released and subsequently collateral for a line of credit with another financial institution. At December 31, 2005, the loan was repaid through the application of the underlying collateral. The Company has $200,000 of collateral related to letters of credit with Daimler Chrysler. The letters of credit relate to their bodybuilder line outstanding at year-end. In addition, the Company has $47,000 at its various lenders as additional collateral on leases that the Company has funded through these institutions.

Accounts receivable, net. Accounts receivable, net at December 31, 2005 was $1.6 million compared to $1.3 million at December 31, 2004. The increase reflects balances of $118,000 relating to the manufacturing business and approximately $1.4 million relating to independent contract settlement business.

Unbilled Revenue – Unbilled revenue at December 31, 2004 was $298,000 compared to zero at December 31, 2005. The timing of the contract settlement does have an impact on the unbilled revenue account. The settlement date and the payment date were both on Friday for 2005, compared to Thursday for 2004.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.8 million at December 31, 2004 to $1.4 million at December 31, 2005. The decrease is directly attributed to the inventory levels at SCB. The Company formed American-Springfield as an exclusive sales and marketing outlet for SCB. American-Springfield has determined that the product offerings of SCB were too extensive and management is reviewing the product mix. During the last few weeks of the year, SCB focused on eliminating its current inventory to clear the production line for the new models and product mix.

Total current assets. Total current assets decreased from $7.7 million at December 31, 2004 to $6.9 million at December 31, 2005. The primary reasons for the decrease related to lower cash balances and supply inventory offset by higher accounts receivable balances related to CDS. CDS accounts receivable balances were higher for 2005 due to the timing of the contract settlement process.

Property and Equipment. Property and equipment increased from $1.8 million at December 31, 2004 to $2.5 million at December 31, 2005, related to the acquisition of FleetPlan effective November 15, 2005. The Company allocated $300,000 from goodwill based on a report of an independent consultant (discussed below) relating to the daily rental finance platform.

Goodwill. At December 31, 2004, goodwill was $6.2 million, compared to $6.3 million at December 31, 2005. The Company acquired FleetPlan effective November 15, 2005 for $1.6 million, broken down between the issuance of 1.2 million shares of common stock of $500,000, cash of $330,000, a note bearing interest at 12% for $725,000 and costs associated with the acquisition of $42,000. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, and they attributed $1.25 million to the titling trust and $300,000 attributed to the daily rental finance platform.

Intangible assets, net. At December 31,2004, intangible assets of $1.2 million was specifically attributed the customer list relating to the acquisition of CDS. At December 31, 2005, the intangible assets of $2.3 million is attributed to the CDS customer list as well as the titling trust of $1.23 million.

Lease receivables, net. At December 31, 2005 the balance of lease receivables was approximately $5.0 million net of an allowance for lease losses of approximately $103,000. The total production for 2005 was $4.3 million. At December 31, 2004 the balance of lease receivable was approximately $2.2 million net of an allowance of $105,000. At acquisition the Company acquired specific reserves to the portfolio of approximately $166,000 and a general reserve of $80,000. The Company recognized an additional provision for lease losses on new production of approximately $25,000 for 2004 and $51,000 for 2005, offset by a reduction in the reserve of $57,000 related to the acquired portfolio. In addition, the Company charged off one lease for $8,000.

Liabilities

Accrued wages. Accrued wages decreased from $427,000 at December 31, 2004 to $61,000 at December 31, 2005, primarily relating to the conversion of $324,000 of accrued wages relating to 2004 by two officers during 2005.

Accounts payable and other accrued expenses. Accounts payable decreased from $2.3 million at December 31, 2004 to $1.2 million at December 31, 2005, the decrease is primarily relating to the operations of Coach, CDS, CTMC and SCB. Accounts payable and accrued expenses at December 31, 2005, associated for the individual entities is as follows; Coach, approximately $177,000; CDS approximately $437,000; CTMC, approximately $94,000; SCB, approximately $458,000 and CFS, approximately $52,000.

Accrued Contract Settlement. Accrued contract settlement at December 31, 2004 was $295,000 compared to $1.9 million at December 31, 2005 specifically related to the acquisition of CDS. The increase of $1.6 million relates to the timing of the payments.

Customer deposits. Customer deposits decreased from $233,000 at December 31, 2004 to $41,000 at December 31, 2005. At the end of 2005, the Company made changes to its business plan and entered into a joint venture to support the sales function for SCB. The Company was selling its inventory at year-end and planning the new models for production. The number of deposits on hand at the end of 2005 was minimal due to the changes in the product line.

Related party payable. Related party payable increased from $95,450 at December 31, 2004 to $376,000 at December 31, 2005. The amount outstanding at December 31, 2005 totaling $251,000 related to amounts due to a company owned by an officer and director of the Company. This amount outstanding for 2005 was repaid in January 2006. In addition, the Company owes $125,000 to a company affiliated with a former officer and director. See further discussion relating to the settlement in “Liquidity and Capital Resources”.

Notes payable-related parties. Notes payable-related parties decreased from $900,000 at December 31, 2004, to $650,000 at December 31, 2005. The $900,000 of notes payable relates to the $200,000 due to a former shareholder of CDS, upon acquisition and the $700,000 relates to the notes established in accordance with the purchase agreement. The $650,000 outstanding at December 31, 2005 relates to the acquisition of FleetPlan.

Lines of credit. The lines of credit decreased from $1.1 million at December 31, 2004 to $894,000 million at December 31, 2005, primarily related to a line of credit with Ford Motor Credit Corporation for 2004 and the line of credit with Daimler Chrysler for 2005.

Convertible notes payable. On September 29, 2004, the Company entered into a Secured Convertible Term Note (the “Convertible Note”) with Laurus Master Fund, Ltd. (“Laurus”). The Convertible Note consists of a three-year, fixed price convertible note that bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 3.5 percent, at December 31, 2004 the interest rate was 8.75 percent. At December 31, 2004, the balance of the convertible notes payable for both restricted and funded balances was $5.7 million. On October 31, 2005, the Company extinguished the convertible debentures with Laurus Master Funds Ltd. And entered into a new note for $7.0 million, whereby the Company canceled approximately 5.1 million shares of registered securities, the Company received an additional $1.3 million, paid termination fees of $769,000, repriced warrants the original 1.5 million warrants to $.01 for 750,000 warrants and $0.50 for 737,601 warrants. In addition, the Company issued 762,399 additional warrants at $0.50 and additional stock of 985,389 shares of common stock valued at $404,009 to Laurus Master Funds, LTD. The Company is required to register the new issuance of warrants. In addition, the Company settled with DelMar Consulting for their services related to the Laurus financing for 120,000 shares of common stock valued at $49,200. This amount was included in the loss on extinguishment of $1.9 million for the year ended December 31, 2005.

Term note. On October 31, 2005, as discussed above, the Company entered into a $7.0 million Term Note with Laurus Master Funds. The note bears interest at prime plus 1.5 percent, is due on October 31, 2009. The Company is required to begin principal repayment on April 1, 2006. The balance of the term note at December 31, 2005 was $7.0 million.

Lease financing obligation. Lease financing obligation at December 31, 2004 was $885,000 compared to $4.4 million at December 31, 2005. The amount is outstanding with Daimler Chrysler, Sovereign Bank and New World Lease Funding for 2005 and only Sovereign Bank in 2004.

Warrant Liability

The Company has warrant liabilities established for the Laurus warrants that are not registered and the issuance of common stock and related warrants on December 2, 2005. The following table summarizes the warrant liability, the warrants outstanding relating to this liability and the related adjustment to valuation at December 31, 2005:

Description	Exercise Price	Value
Laurus Warrants	$1.58	$103,400
Laurus Warrants	1.82	104,400
Laurus Warrants	2.12	105,200

Warrant Value at issuance		313,000

Adjustment 12/31/04		(144,920)

Value at 12/31/04		168,080

Warrant Adjustment at 2/4/05		79,080

Warrant Value at Registration		247,160

Reclassification to APIC		(247,160)
		—
Laurus Warrants at Issuance	$0.50	109,095
Warrant at Issuance	$0.50	304,738
Warrant at issuance	$0.75	313,088

		726,921

Warrant Adjustment at December 31, 2005		(151,923)

Warrant Liability at December 31, 2005		$574,998

The warrants were valued using a Black Scholes model, volatility between 100 to 105 percent, term of between 180 days to one year with an interest free rate of 2.50 percent with market values of $0.37 for December 31, 2005.

Warranty reserve. The Company provides warranties to its new car customers for the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $117,000 and $149,000 as of December 31, 2005 and 2004, respectively. Warranty expense for the years ended December 31, 2005 and 2004 were $179,000 and $201,000, respectively and charges to the warranty reserve was $11,000 and $73,000 for the year-end December 31, 2005 and 2004, respectively.

Financial Condition - December 31, 2004 compared to December 31, 2003

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

Total current assets. Total current assets increased from $1.5 million at December 31, 2003 to $7.7 million at December 31, 2004, primarily as a result of the Company acquiring CDS effective August 31, 2004, closing the Laurus transaction for $6.0 million and the increase in accounts receivable, net primarily relating to the operations of CDS and SCB. Accounts receivable – other increased from $31,593 at December 31, 2003 to $188,862 at December 31, 2004. The increase relates to balances due from affiliates of the former companies. Prepaid expenses and other current assets increased from $57,680 at December 31, 2003 to $247,923 at December 31, 2004. The increase relates to rental and security deposits placed on corporate offices of approximately $67,000 and costs associates with capital transactions $67,500.

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

Liabilities

Accrued wages. Accrued wages increased from $32,921 at December 31, 2003 to $427,205 at December 31, 2004; the increase is primarily due to the accrued wages relating to the operations of CTMC, SCB and Coach. Accrued wages included approximately $324,000 of accrued wages for officers and directors of Coach. In an effort to better utilize corporate resources, a significant portion of these accrued and unpaid wages are anticipated to be converted into common stock at the discretion of the Executive, based on a fixed conversion price of $0.92, which represents a 15% discount to the closing bid price of the Company’s common stock. The restricted common stock is not registered under the Securities Act of 1933, nor were the holders afforded any registration rights. During 2004 one executive and director converted $714,000 of accrued wages into 777,058 shares of common stock related to compensation pertaining to personal guarantees. Also, one executive and director offset $429,000 of accrued wages relating to personal guarantees against a liability owed by a company owned and controlled by him for the year ended December 31, 2004.

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

Deferred Revenues. Deferred revenues at December 31, 2004 were zero based on the timing of the year-end payments and also that the billing and payment cycle ended on the date of payment; the Company received no advance payments. Typically the courier operator will fund in anticipation of those balances due to the drivers on the stipulated payment date.

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

The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option-pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement. We allocated the $1.6 million of proceeds received from the first borrowing as: a $313,000 liability for the warrants (at fair value), $465,000 of additional paid-in capital for the benefit on conversion, and $822,000 liability for the convertible debt (net of debt discount). The $465,000 of additional paid-in capital reflects the value of Laurus’ option to convert the initial $1.6 million of debt at prices beneficial to Laurus as compared to the market price of our common stock (the beneficial conversion option). The beneficial conversion option on the initial $1.6 million of debt was determined by comparing the $1.3 million of proceeds not allocated to the detached warrants to the 1,649,485 shares into which the $1.6 million of debt was convertible. Effectively, the initial debt was convertible to common stock at $0.78 per share, which was less than $1.06 market price of our stock on the date off issuance, resulting in $465,000 value for the beneficial conversion option. The proceeds of subsequent borrowings under the agreement were allocated between additional paid-in capital (for beneficial conversion options present on the date of borrowing, if any) and a liability for the debt (discounted to the extent value was assigned to a beneficial conversion option). We accreted the recorded debt balances up to its face amounts over the term of the borrowings using the effective interest method, which results in additional interest expense and effective interest rates on the borrowings greater than the stated interest rates and at the time of conversion additional interest expense is recorded for the unamortized discount on such debt.

Our effective interest rates, debt, conversion prices and beneficial conversion on the various tranches of borrowings for the Laurus transaction are at December 31, 2004:

Date of Draw	Debt	Warrants	Additional Paid in Capital	Total Draw	Effective Interest Rate
9/29/04	$821,798	$313,000	$465,202	$1,600,000	49%
10/22/04	465,157	—	13,430	478,587	11%
11/3/04	—	—	300,000	300,000	NA
11/10/04	105,517	—	—	105,516	10%
11/16/04	683,910	—	—	683,910	10%

	2,076,382	313,000	778,632	3,168,015

Conversion	—	—	(300,000)	(300,000)
Accretion	65,618	(26,083)	(39,535)	—

Total	$2,142,000	$286,917	$439,097	$2,868,015	114%

Allocated to Restricted	2,831,985	0	0	2,831,985	9%

Total	$4,973,985	$286,917	$439,197	$5,700,000

The Company holds the balance at December 31, 2004 under the Note of $2,831,985 in a restricted account controlled by Laurus. The amounts included in the restricted account are considered as a cash and cash equivalent, as the Company has drawn those funds from the restricted account in the first quarter of 2005.

Lease financing obligation. Lease financing obligation at December 31, 2004 was $885,000. This balance relates to the amount funded by, or pending funding in relationship to the portfolio acquired from Go Commercial acquired in July 2004. Sovereign Bank also provided an additional secured guidance line of credit to the Company for $4.5 million. The interest rate is determined on a lease-by-lease basis and interest rate includes a component for servicing for the portfolio. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The average interest charged on these leases is between 6.25 percent and 6.75 percent.

Warranty reserve. The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $148,755 and $20,535 as of December 31, 2004 and 2003, respectively. Warranty expense for the years ended December 31, 2004 and 2003 were $200,995 and $20,535, respectively and charges to the warranty reserve was $72,775 for the year-end December 31, 2004. The warranty reserve during 2003 was related to CTMC.

Results of Operations – For the Years Ended December 31, 2005 compared to December 31, 2004

Gross revenues. Gross revenues were $256.2 million for the year ended December 31, 2005 compared to $83.6 million for the year ended December 31, 2004. Revenue attributed to CDS for the period from September 1, 2004 through December 31, 2004 was approximately $68.4 million and $243.0 million for the year ended December 31, 2005. Revenues relating to the manufacturing facilities were $9.5 million for 2005 compared to $14.5 million for the same period in 2004. Revenues relating to the lease finance operations were $3.6 million for 2005 compared to $630,000 for 2004. Revenues were lower during 2005 compared to 2004 primarily due to the Company slowing its sales effort to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2004 and early 2005. Effective May 31, 2005, the reorganized Management team installed processes that enhance the manufacturing process and strengthen the quality control process. In addition, the Company has entered into a Joint Venture agreement effective December 31, 2005 to support the sales effort at the plant and also to focus on captive manufacturing lease financing. Revenues for CFS were also adversely impacted by the managed slow down in the sales process at the manufacturing facility, for the second half of 2005. CFS began operations July 2004.

Costs of goods sold. Cost of goods sold were $251.8 million for the year ended December 31, 2005 compared to $80.0 million for the same period of 2004. Cost of Goods Sold attributed to CDS for the period from September 1, 2004 through December 31, 2004 was approximately $67.5 million and $240 million for the year ended December 31, 2005. The cost of goods sold relates to SCB and CTMC, or $8.6 million compared to $12.1 million for the same period in 2004. The lower costs are directly associated with the reduced volume discussed above. The lower volume impacted the costs of goods sold through lost efficiency at the plant. During the summer, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles.

Operating expenses. Operating expenses were $9.4 million for the year ended December 31, 2005 compared to $10.1 million for the year ended December 31, 2004 specifically related to the operations as described below.

General and administrative expenses were $4.0 million for the year ended December 31, 2005 compared to $5.0 million for the year ended December 31, 2004. Included in the general and administrative expenses for 2004 is $1.2 million of compensation to two executives and directors for their personal guarantees on approximately $12 million of indebtedness of the Company.

Amortization of intangible assets amounted to $551,000 for the year ended December 31, 2005 compared to $107,000 for the same period in 2004. The Company hired an industry expert to value the intangible assets as of the date of the acquisition, September 1, 2004 and they attributed $1.4 million to the independent contractor settlement platform and $1.2 million attributed to the customer list of CDS. The Company hired an independent industry expert to value the intangible assets for the acquisition of FleetPlan. At the date of acquisition, November 15, 2005, the value of the daily rental finance platform was $300,000 and the titling trust was $1.25 million. It is anticipated that these assets will be placed in service in the second quarter of 2006. Amortization of deferred compensation was $228,000 for the year ended December 31, 2005 compared to $1.3 million for the same period in 2004. The Company issued stock for past and future consulting services. The Company issued 1.3 million shares of restricted common stock, with a value of $1.9 million to these consultants, of which approximately $104,000 is to be earned over a period of up to one year for the year ended December 31, 2004. The Company issued 1,230,000 shares of restricted common stock, with a value of $645,000 to these consultants, of which approximately $524,000 is to be earned over a period of up to three years for the year ended December 31, 2005.

Sales and marketing expenses for the year ended December 31, 2005 were $957,000 compared to $549,000 for the same period in 2004. The sales and marketing expenses include commission, advertising and marketing expenses primarily for the CDS, CFS and the manufacturing facilities.

On October 31, 2005, the Company extinguished the convertible debentures with Laurus Master Funds Ltd. And entered into a new note for $7.0 million, whereby the Company canceled approximately 5.1 million shares of registered securities, the Company received an additional $1.3 million, paid termination fees of $769,000, repriced warrants the original 1.5 million warrants to $.01 for 750,000 warrants and $0.50 for 737,601 warrants. In addition, the Company issued 762,399 additional warrants at $0.50 and additional stock of 985,389 shares of common stock valued at $404,009 to Laurus Master Funds, LTD. The Company is required to register the new issuance of warrants. In addition, the Company settled with DelMar Consulting for their services related to the Laurus financing for 120,000 shares of common stock valued at $49,200. This amount was included in the loss on extinguishment of $1.9 million for the year ended December 31, 2005.

During 2004 the Company relocated the CTMC facility at a cost of $1.3 million, of which $491,000 related to the disposal of leasehold improvements and inventory that was considered obsolete or too costly to move to the new location. The Company negotiated a settlement of the lease agreement with the landlord and paid the landlord $684,000 in common stock totaling 556,098 shares for this obligation.

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

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at September 30, 2005 was $187,500 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the year ended December 31, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at December 31, 2005 is $377,000. In addition, this former officer and director was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $156,500 and is being amortized over the remaining term of the lease obligation.

Rent expense for the year ended December 31, 2005 was $333,000 compared to $233,000 for the year ended December 2004. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and the corporate offices for CFS, CDS and the Company.

Interest expense for the year ended December 31, 2005 was $1.0 million compared to 370,000 for the same period in 2004. Interest expense for the years ended December 31, 2005 and 2004, respectively, associated with the Laurus transaction was $798,000 and $232,000, inclusive of interest paid and accrued amortization expense on warrants, deferred loan costs and discounts associated with the conversion of the debt. The balance of the interest expense is directly attributed to the line of credit and floor plan facilities due a related party. The interest represents interest paid on these facilities for limousine chassis, held over 90 days.

During 2005 the Company recognized a loss of $188,000 upon the conversion of $200,000 of convertible notes at $0.50. The Company recognized losses from conversion of convertible debt – related party of $169,500 and convertible debt related to the Laurus transaction of $300,000, for the year ended December 31, 2004, respectively.

The Company recognized a gain on mark to market of the warrant liability associated with the Laurus transaction of $145,000 and $73,000 for the year ended December 31, 2005 and 2004, respectively.

Net Loss. Net loss was $5.0 million for the year ended December 31, 2005 compared to a loss of $6.5 million for the same period in 2004. The net loss for 2005 specifically is attributed to the $1.9 million loss on extinguishment of convertible debt related to the Laurus transaction. In addition, the Company incurred interest expense primarily associated with the Laurus transaction was $1.0 million, in addition to $188,000 associated with the cost of the conversion of convertible notes. Amortization expense associated with the CDS acquisition was $551,000 for the year ended December 31, 2005 was an increase of $444,000 compared to 2004.

Results of Operations – For the Year Ended December 31, 2004 compared to December 31, 2003

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

General and administrative expenses were $5.0 million for the year ended December 31, 2004 compared to $463,099 for the year ended December 31, 2003; the increase is primarily due to the operations of CTMC, CDS, SCB and Coach. The general and administrative expenses for 2003 only reflect CTMC for the period, as they began operations during 2003 and the operations are reflected through the reverse merger. Included in the general and administrative expenses for 2004 is $1.2 million of compensation to two executives and directors for their personal guarantees on approximately $12 million of indebtedness of the Company.

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

Rent expense for the year ended December 31, 2004 was $232,954 compared to $259,200 for the year ended December 2003. Rent expense is specifically attributed to the plant facilities in Springfield, Missouri and Bohemia, New York.

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

Commitments

Minimum future rental payments under the initial lease for each of the five years in the aggregate are as follows:

Year Ended December 31,	2005	2004
2005	$—	283,617
2006	235,617	235,617
2007	158,617	158,617
2008	152,399	152,399
2009	84,000	84,000
2010	70,000	70,000

	$700,633	$984,250

Coach’s other commitments are either contingent upon a future event or terminable on less than thirty (30) days notice.

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

The restatement was recorded as follows:

Accounts	As Reported	Restated	Net Change
Good will	$2,678,896	$2,186,595	$(492,301)

Capital Stock	9,785	9,785	0
Additional Paid in Capital	5,675,277	5,360,228	(315,049)
Restricted Stock – unearned compensation	0	0	0
Accumulated deficit	(1,566,037)	(1,743,290)	(177,253)
Revenues	471,762	1,068,487	596,725
Cost of Goods Sold	647,574	1,411,058	763,484
Gross Loss	(175,812)	(342,571)	(166,759)
Total Operating Expenses (1)	1,525,325	1,400,719	124,606
Loss from continuing operations	(1,701,137)	(1,743,290)	(42,153)
Gain on discontinued operations	135,100	—	(135,100)
Net Loss	(1,566,037)	(1,743,290)	(177,253)

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

	December 31, 2004 - Originally Presented	(1) Reversal of BCF Original	(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	(7) Reclassification December 31, 2004	December 31, 2004 - Amendment 2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,292,355	$—		2,292,355		2,292,355					$2,292,355
Accrued interest payable	90,682	—		90,682		90,682					90,682
Related party payable	95,450	—		95,450		95,450					95,450
Accrued contract settlement	294,561	—		294,561		294,561					294,561
Current portion of long-term debt – funded	1,784,776	—		1,784,776		1,784,776				(801,827)	982,949
Current portion of long-term debt – restricted	—	—		—		—				653,451	653,451
Warrant liability	—		972,300	972,300	(659,300)	313,000			(144,920)		168,080
Deferred rent	—	—				—					—
Warranty reserve	148,755	—		148,755		148,755					148,755
Customer deposits	233,345			233,345		233,345					233,345
Accrued wages	427,205			427,205		427,205					427,205
Note payable – related parties	900,000			900,000		900,000					900,000
Lines of credit	1,054,909			1,054,909		1,054,909					1,054,909

Total current liabilities	7,322,038	—	972,300	8,294,338	(659,300)	7,635,038	—	—	(144,920)	(148,376)	7,341,742

OTHER LIABILITIES:
Convertible notes payable- long term - funded	2,592,833	972,300	(972,300)	2,436,276	659,300	3,189,206				(2,030,158)	1,159,048
		400,000	(641,130)		162,497
		(49,911)	134,484		(68,867)
											—
											—
Convertible notes payable – long term – restricted	—	—		—		—				2,178,534	2,178,534
Lease financing obligation	884,851	—		884,851		884,851					884,851
COMMITMENTS AND CONTINGENCIES				—		—					—
SHAREHOLDERS’ EQUITY:				—		—					—
Common stock $0.001 par value; 50,000,000 shares authorized; 18,982,785 and 9,785,531 shares issued and outstanding, respectively	18,982	—		18,982		18,982					18,982
				—		—					—
Additional paid-in capital	17,159,784	(972,300)	641,130	16,428,614	(162,497)	16,266,117	300,000	169,500			16,735,617
		(400,000)									—
Restricted stock – unearned compensation	(550,842)			(550,842)		(550,842)					(550,842)
Accumulated deficit	(7,905,822)	49,911	(134,484)	(7,990,395)	68,867	(7,921,528)	(300,000)	(169,500)	144,920		(8,246,108)
Treasury stock, 1,176,471 shares at cost	—					—					—

Total shareholders’ equity	8,722,102	(1,322,389)	506,646	7,906,359	(93,630)	7,812,729	—	—	144,900	—	7,957,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,521,824	—	—	19,521,824	—	19,521,824	—	—	—	—	$19,521,824

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

	2004 - Originally Presented	(1) Reversal of BCF Original		(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	December 31, 2004 - Amendment 2
REVENUES	$83,595,584	$			83,595,584		83,595,584	—	$—	$—	$83,595,584
COST OF GOODS SOLD	80,016,021				80,016,021		80,016,021	—	—	—	80,016,021

GROSS PROFIT (LOSS)	3,579,563		—	—	3,579,563	—	3,579,563	—	—	—	3,579,563

OPERATING EXPENSES:
General and Administrative	4,990,340				4,990,340		4,990,340	—	—	—	4,990,340
Provision for lease losses and uncollectible accounts receivables	55,263				55,263		55,263	—	—	—	55,263
Mark to Market - Warrant Liability					—		—			(144,920)	(144,920)
Loss on Conversion of convertible debt					—		—	300,000	169,500		469,500
Interest expense	354,774		(49,911)	134,484	439,347	(68,867)	370,480				370,480
Interest income	(14,496)				(14,496)		(14,496)	—	—	—	(14,496)
Research and development	829,840				829,840		829,840	—	—	—	829,840
Sales and marketing	549,317				549,317		549,317	—	—	—	549,317
Rent	232,954				232,954		232,954	—	—	—	232,954
Amortization of intangible assets	106,667				106,667		106,667	—	—	—	106,667
Other	—						—	—	—	—	—
Loss on relocation of CTMC	1,328,436				1,328,436		1,328,436	—	—	—	1,328,436
Amortization of deferred Compensation	1,309,000				1,309,000		1,309,000	—	—	—	1,309,000

Total operating expenses	9,742,095		(49,911)	134,484	9,826,668	(68,867)	9,757,801	300,000	169,500	(144,920)	10,082,381

Loss before income taxes	(6,162,532)		49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	(169,500)	144,920	(6,502,818)

Income taxes	—

NET LOSS	$(6,162,532)		$49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	$(169,500)	$144,920	$(6,502,818)

Basic and diluted net (loss) per share :
Net loss per share	$(0.39)		$0.00	(0.01)	(0.39)	0.00	(0.39)	(0.02)	$(0.01)	$0.01	$(0.41)

(1)	Reversal of BCF – Original – The Company originally recorded the Laurus transaction by first valuing the warrants using a Black Scholes Model and based on the original assumptions utilized valued the warrants at $972,300. The Company also identified as part of the Laurus transaction a discount associated with the beneficial conversion of the Convertible Notes a beneficial conversion feature of $400,000. The discount associated with the original transaction was recorded based on a discount to market of twenty percent for $2.0 million of convertible debentures. The amortization of the warrants and beneficial conversion feature recorded by the Company for these both the warrants and the beneficial conversion was $49,911. The Company amortized the warrants based on the contractual term of 84 months and the discount associated with the convertible debentures based on 36 months.

(2)	Record BCF – Laurus Transaction – Upon review of the generally accepted accounting principals for the beneficial conversion feature, as it relates to EITF – 98-5 and EITF – 00-27 and recorded adjustments for the initial transaction with Laurus Master Funds, LLC. The impact of the change in accounting policy, was to record the warrants at the valuation of $972,300, which in accordance with EITF – 00-19, the Company was required to record a liability until such time as the warrants were registered, a discount related to the beneficial conversion of $641,130. As part of the beneficial conversion, the Company was required to issue 1.6 million shares of common stock, thus at a discount to market of $0.38. Since the discount would have been greater than the amount owed to Laurus, the Company recorded $627,700 related to the first draw of $1.6 million. In addition, the Company recorded $14,130 relating to the issuance of $100,000 at a discount to market price of $0.13. Additional paid in capital was increased by $641,130 warrant liability was established at $972,300 and an offsetting reduction in the debt outstanding for the transaction. The amortization related to the warrants and the beneficial conversion feature was $134,484 for the year ended December 31, 2004, which was based on a 36-month amortization period.
(3)	Valuation of Warrants - The Company identified inconsistencies in the assumptions used in valuing the warrants related to the Laurus transaction. The Company revalued the warrants from $972,300 to $313,000, a net change of $659,300. The valuation was performed using the Black Scholes model with the assumption utilized as follows:

Description	Volatility		Interest Rate		Duration	Market Value

Original	.75	(a)	3.85	(b)	7 Years Contractual(c)	$1.21	(d)

New	.56	(a)	2.50	(b)	3 Years(c)	$1.06	(d)

(a)	The assumption change for volatility was based on the short history of the Company and the fact that taking month-end volatility was not appropriate or indicative of the volatility for the Company. We shortened the timeframe to three months and took weekly pricing into the formula. By shortening the timeframe to three months and taking weekly pricing, the volatility was more in line with the trends that the Company was experiencing and more accurately reflecting the expected future volatility of our stock.
(b)	The risk-free interest rate changed based on the change in the assumptions for the duration of the warrants from 7 years down to between two and three years in both calculations.
(c)	The Company reviewed the assumptions that were made in our internal projections for that timeframe and based on those assumptions; the warrants that were issued would have been well above the strike price in a 12 to 24 month period. Even though the contractual agreements were for 7 years, the model duration was shortened to a period less than the contractual term to reflect the estimated economic life of the warrant. The change in the duration of the warrants was appropriate based on how we believed at the time the warrants would be liquidated based on the relationship with Laurus and their investment strategy. Laurus was required to abide by the conversion guidelines set forth in the secured convertible term note.
(d)	The market value that was utilized in the original assumptions, which were the contractual values prior to consummation of the transaction. The market value utilized for the new assumptions were the 5 trading days prior to the closing and 5 days subsequent to the closing of the transaction, discounted by 5% for the holding period that reflected the period from which we closed to the period to which we would have the securities registered.

Based on the above review of the warrant valuation, the Company recorded the warrants at $313,000, recalculated the beneficial conversion feature at $478,633, and reversed the original assumptions. The net impact of the change in the accounting for the beneficial conversion feature and the warrant valuation is as follows:

Warrant Liability	$659,300	See discussion above on the valuation assumptions attributed to the warrants
Beneficial Conversion	$162,497	See discussion relating to the calculation of the beneficial conversion, change in assumptions
Additional Paid in Capital	$162,497	See above
Reduction in Amortization For warrants and beneficial Feature	$68,867	Based on the amortization of the beneficial conversion feature before and after the warrant valuation and the new beneficial conversion features

(4)	Laurus Conversion – The Company converted $300,000 of convertible notes related to the Laurus transaction at $0.50. The Company recognized a loss upon conversion of this note amounting to $300,000 based on the calculation of the beneficial conversion feature discussed in more detail above.
(5)	ELM Street Conversion – The Company converted $2.1 million of related party debt convertible during the year ended December 31, 2004. At the same time the Company issued warrants to purchase common stock totaling 2.1 million with exercise prices between $1.58 and $2.50. The Company converted $2.1 million of related party debt – convertible and issued 2.0 million warrants to purchase common stock at exercise prices ranging from $1.58 to $2.50. Upon conversion, the Company recognized a loss of $169,500. The warrants were valued using a Black-Scholes Model with volatility ranging from 56% to 68%, risk free interest rate of two percent, an estimated duration of one year and market values at the time of conversion between $1.00 and $1.30.
(6)	See discussion above for valuation of warrants for the Laurus transaction. A liability was established in accordance with EITF 00-19. The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option-pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement.
(7)	Reclassification December 31, 2004 – The Company reclassified long-term debt related to the Laurus transaction for both funded and restricted balances at year-end. The ending balances as restated are based on the five-year repayment schedule in Note 16 of the financial statements.

Principles of Consolidation and Financial Statement Presentation

The financial condition and results of operations are included in the consolidated financial statements from acquisition date.

All significant inter-company balances and transactions have been eliminated.

Certain amounts from prior years have been reclassified to conform to revised presentation for 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents include cash on hand and cash in the bank.

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

Sales-type leases

Sales type leases require the lessee to assume responsibility at the end of the lease term for substantially all the difference between the market value of the equipment as agreed to by the Company and the lessee and the value determined by a formula in the lease agreement. At the inception of the lease the Company records the present value of the lease payments, including the residual values as sales values at inception of the lease and charges to income the vehicle costs and related direct lease costs. The remaining unearned income is amortized to income over the lease term.

Direct-financing leases

Revenue from direct-financing lease is recognized by amortizing the excess of aggregate rentals receivable over the cost of the related vehicles during the term of the lease by the interest method and is included in interest income. All future lease payments, net of unearned income and an allowance for lease losses are included in the net investment in direct-financing leases.

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

Stock-Based Compensation Plans

During the three years ended December 31, 2005, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Pro forma net income
Net loss, as reported	$(5,013,045)	$(6,502,818)	$(1,743,290)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related income tax effect	(606,000)	(263,330)	—

Pro forma net loss	$(5,619,045)	$(6,766,148)	$(1,743,290)

Loss per share:
Basic as reported	$(0.23)	$(0.41)	$(0.79)

Basic pro forma	$(0.26)	$(0.42)	$(0.79)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, the balances at various financial institutions over the FDIC insured balances are $2.4 million.

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

Deferred Revenue

Deferred revenues at December 31, 2005 and 2004 were zero. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

Supply Inventory

Supply inventory includes the cost of the unmodified vehicle chassis, direct manufacturing labor and parts related to vehicles in the process of being modified and remanufactured. Shipping and handling costs are included in inventory.

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

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. Amortization of software development costs for the year ended December 31, 2005 and 2004 was $140,000 and $8,701, respectively.

Management continually evaluates the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005 and 2004, the Company believes that there has been no impairment of its long-lived assets other than those identified as part of the relocation of CTMC during 2004.

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2005 and 2004 were approximately $176,000 and $65,000, respectively.

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

Warrant Liability – The Company values its warrants using a black scholes pricing model. If the shares of common stock underlying the warrants are required to be registered, the Company records a warrant liability at the time of issuance. The warrants will be valued on a quarterly basis up until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to additional paid in capital.

Warranty Reserve

The Company provides warranties to its new car customers for the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $116,392 and $148,755 as of December 31, 2005 and 2004, respectively. Warranty expense for the years ended December 31, 2005 and 2004 were $178,746 and $200,995, respectively and charges to the warranty reserve was $205,993 and $72,775 for the year-end December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the Company had not recognized an impairment loss in connection with this goodwill.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, “inventory Pricing” Paragraph 5 of ARB 42, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges...”

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement the above effective January 1, 2006.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. The Company is not impacted by this pronouncement.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The Company is in the process of reviewing this pronouncement and will implement this pronouncement effective January 1, 2006, where applicable.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations and earnings per share.

The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders’ interests. The Company will implement this pronouncement effective January 1, 2006.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management are reviewing SAB 107 in conjunction with its review of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS—AN INTERPRETATION OF FASB STATEMENT NO. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was utilized for the restatement of the beneficial conversion feature for the year ended December 31, 2004.

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

Item 7. Financial Statements

Index to Financial Statements

Description	Page
Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated balance sheets at December 31, 2005 and 2004	F-3

Consolidated statements of operations for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-4

Consolidated statements of shareholders’ equity for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-5

Consolidated statements of cash flows for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-6

Notes to consolidated financial statements for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-7

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Coach Industries Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Coach Industries Group, Inc. (a Nevada corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coach Industries Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ & ASSOCIATES

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

March 9, 2006

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,046,069	$3,545,995
Lease receivable - current	1,559,635	912,335
Accounts receivable, net	1,582,335	1,094,196
Unbilled revenues	—	298,290
Supply inventory	1,363,694	1,836,535
Accounts receivable – other	190,681	188,862
Prepaid expenses and other current assets	445,915	247,922

Total current assets	8,188,329	8,124,135

PROPERTY AND EQUIPMENT, net	2,231,347	1,968,927
LEASE RECEIVABLES, NET	3,443,793	1,290,453
Restricted cash	247,196	500,000
DEFERRED LOAN COSTS, net	379,313	270,728
INTANGIBLES, net	2,290,000	1,160,000
GOODWILL	6,304,182	6,207,581

	$23,084,160	$19,521,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,215,170	$2,292,355
Accrued interest payable	109,854	90,682
Related party payable	376,246	95,450
Accrued contract settlement	1,868,000	294,561
Current portion of long-term debt - funded	1,465,119	982,949
Current portion of long-term debt – restricted	—	653,451
Current portion lease liability	1,354,167	369,145
Warrant liability	574,998	168,080
Warranty reserve	116,392	148,755
Customer deposits	41,000	233,345
Accrued wages	61,019	427,205
Note payable – related parties	650,000	900,000
Lines of credit	894,418	1,054,909

Total current liabilities	8,726,383	7,710,887

OTHER LIABILITIES:
Convertible notes payable- long term - funded	—	1,159,048
Convertible notes payable – long term – restricted	—	2,178,534
Term note – long term	5,534,881	—
Lease financing obligation	3,075,971	515,706
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 29,038,308 and 18,982,785 shares issued and outstanding, respectively	29,038	18,982
Additional paid-in capital	19,915,720	16,735,617
Restricted stock – unearned compensation	(938,680)	(550,842)
Accumulated deficit	(13,259,153)	(8,246,108)
Treasury stock, zero and 1,176,471 shares at cost	—	—

Total shareholders’ equity	5,746,925	7,957,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,084,160	$19,521,824

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period from January 8, 2003 (Inception) Through December 31, 2003
REVENUES	$256,165,770	$83,595,584	$1,068,487
COST OF GOODS SOLD	251,790,682	80,016,021	1,411,058

GROSS PROFIT (LOSS)	4,375,088	3,579,563	(342,571)

OPERATING EXPENSES:
General and Administrative	4,032,645	4,990,840	463,099
Provision for lease losses and uncollectible accounts receivable	17,881	55,263	—
Interest expense	1,046,931	370,480	—
Interest expense on conversion of convertible notes	188,000	469,000	—
Gain on market valuation attributed to warrant liability	(72,773)	(144,920)	—
Interest income	(3,727)	(14,496)	—
Research and development	199,868	829,840	—
Sales and marketing	956,679	549,317	47,999
Rent	333,161	232,954	259,200
Amortization of intangible assets	550,815	106,667	—
Loss on extinguishment of convertible notes	1,895,077	—	—
Loss on relocation of CTMC	(22,586)	1,328,436	—
Amortization of deferred Compensation	266,162	1,309,000	550,366
Other	—	—	80,055

Total operating expenses	9,388,133	10,082,381	1,400,719

Loss before income taxes	(5,013,045)	(6,502,818)	(1,743,290)

Income taxes	—	—	—

NET LOSS	$(5,013,045)	$(6,502,818)	$(1,743,290)

Basic and diluted net income (loss) per share :
Net loss per share	$(0.25)	$(0.41)	$(0.79)

Basic and diluted weighted average common shares outstanding	19,731,310	15,877,662	2,219,699

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and December 31, 2004

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation Restricted Stock Grants	Total
	Shares	Amount
BALANCE, December 31, 2002	0	0	0	0	0	0	0	0
Issuance of common stock capitalization of CTMC	1,450	0	580,500					580,500
Recognition of unearned compensation – restricted stock	—	—	550,366	—	—	—	—	550,366
Reclassification of common stock related to the reverse merger of Coach and CTMC	3,184,081	3,185	(3,185)	—	—	—	—	—
Issuance of common stock upon reverse merger of CTMC	3,000,000	3,000	(3,000)	—	—	—	—	—
Issuance of common stock into treasury for settlement of a pending acquisition	1,600,000	1,600	718,400	—	(720,000)	—	—	—
Issuance of common stock upon acquisition of SCB	2,000,000	2,000	2,658,000	—	—	—	—	2,660,000
Contribution of inventory and raw materials	—	—	859,147	—	—	—	—	859,147
Net loss				(1,743,290)				(1,743,290)

BALANCE, DECEMBER 31, 2003	9,785,531	$9,785	$5,360,228	$(1,743,290)	$(720,000)	$—	$—	$2,906,723
Issuance of common stock out of treasury					720,000	—	—	720,000
Issuance of restricted stock for payment to consultants	1,289,900	1,290	1,858,552	—	—	—	(1,859,842)	—
Amortization of deferred compensation	—	—	—	—	—	—	1.309,000	1,309,000
Conversion of common stock	3,943,738	3,943	4,312,169	—	—	—	—	4,316,112
Issuance of common stock	25,000	25	24,975	—	—	—	—	25,000
Repurchase of common stock	(95,000)	(95)	(94,905)	—	—	—	—	(95,000)
Discount on Laurus transaction	—	—	478,632	—	—	—	—	478,632
Acquisition of CDS	4,033,616	4,034	4,795,966	—	—	—	—	4,800,000
Net loss				(6,502,818)				(6,502,818)

BALANCE, DECEMBER 31, 2004	18,982,785	$18,982	$16,735,617	$(8,246,108)	$—	$—	$(550,842)	$7,957,649
Reversal of stock related to settlement with landlord	(556,098)	(556)	(683,444)	—	—	—	—	(684,000)
Settlement with former officer and director	941,500	942	545,318	—	—	—	(396,000)	150,260
Issuance of common stock through conversion of accrued wages due to officers	747,653	747	393,703	—	—	—	—	394,450
Issuance of restricted stock for payment to consultants	800,000	800	350,400	—	—	—	(258,000)	93,200
Amortization of deferred compensation							266,162	266,162
Issuance of common stock for extinguishment of Laurus transaction	985,389	985	403,024	—	—	—	—	404,009
Issuance of common stock	6,666,667	6,667	1,763,333	—	—	—	—	1,770,000
Registration of warrants	—	—	247,160	—	—	—	—	247,160
Warrants issued , unregistered	—	—	(726,920)	—	—	—	—	(726,920)
Acquisition of FleetPlan	1,246,883	1,247	498,753	—	—	—	—	500,000
Conversion of convertible notes	400,000	400	199,600	—	—	—	—	200,000
Convertible note conversion			188,000					188,000
Cancellation of treasury stock	(1,176,471)	(1,176)	1,176					—
Net loss				(5,013,045)				(5,013,045)

Balance, December 31, 2005	29,038,308	$29,038	$19,915,720	$(13,259,153)	$—	$—	$(938,680)	$5,746,925

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from January 8, 2003 (inception) through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,013,045)	$(6,502,818)	$(1,743,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	535,185	284,129	(9,600)
Interest expense on conversion of convertible notes	188,000	469,000	—
Loss on extinguishment of convertible notes	1,895,077	—	—

Gain on market valuation attributed to warrant liability	(79,212)	(144,920)	—
Amortization of deferred compensation	266,162	1,309,000	550,366
Warranty Expense	178,746	200,995	20,535
Warranty charges	(211,109)	(72,775)	—
Charge-off related party payable	429,000

Provision for lease losses receivables	(6,654)	55,263	—
Net change accounts receivable – related party and other	(430,819)
Charge-offs lease receivables	(8,000)	(166,497)	—
Charges (recovery) relating to relocations of CTMC	(434,000)	1,328,436	—
Changes in operating assets and liabilities:
Accounts receivable	(425,139)	(414,407)	(12,939)
Unbilled revenues	298,290	969,785	—
Inventory	472,841	(656,971)	(230,117)
Funding lease receivables	(4,275,123)	(1,257,308)	—
Repayment of lease receivables	1,490,397	417,957	—
Funding lease obligations	4,275,123	441,250
Repayment lease obligation	(729,836)	(583,889)
Prepaid expenses and other	(3,732)	(140,810)	(57,680)
Deferred Rent	—	—	124,800
Accounts payable and accrued expenses	(1,160,242)	2,556,259	394,406
Accrued contract settlement	1,573,439	(1,220,979)	—
Advanced payments contract settlement	—	(185,600)	—
Customer deposits	(192,345)	(63,094)	223,273

Net cash used in operating activities	(1,366,996)	(3,377,994)	(740,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(351,189)	(196,415)	(1,877)
Investment of restricted cash	(736,250)	(500,000)	—
Usage of restricted cash	500,000	74,657	—
Capitalization of CTMC	—	—	580,500
Cash(paid) received from business acquisitions, net	(330,000)	718,156	24,042

Net cash provided from investing activities	(917,439)	96,398	602,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding deferred loan costs	(100,000)	(296,554)	—
Borrowings of convertible and term notes	7,000,000	6,000,000	—
Repayment of convertible notes	(5,500,000)	—	—
Borrowings line of credit, net	(160,491)	—	—
Investment in common stock, net of costs	1,770,000	25,000	—
Repurchase of common stock	—	(95,000)	—
Related party accounts payable, net	(1,225,000)	1,102,580	229,146

Net cash provided from financing Activities	1,784,509	6,736,026	229,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	(499,926)	3,454,430	91,565
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,545,995	91,565	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,046,069	$3,545,995	$91,565

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 8, 2003 (inception) through December 31, 2003 and for the Years Ended December 31, 2005 and 2004

1. Background

The Company

Coach is a holding company, which, through its subsidiaries, offers an array of financial services, insurance products and fleet management to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the provisioning of commercial fleet drivers for these operators. We also provide specialty insurance products for the commercial fleet drivers. The Company’s long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators. Coach will also actively pursue acquisition candidates that can support the expansion of these products and financial services

Finance Leasing Operations. CFS offers financial services to commercial fleet operators including customers of CDS and the AS. CFS targets small to mid-size Commercial fleet operators through the United States

Contractor Settlement Processing. CDS provisions independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status for the commercial fleet drivers. CDS provides specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. The Company currently provides its products to approximately 7,000 commercial fleet drivers and 260 commercial fleet companies.

Manufacturing. SCB and CTMC are one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”). Securing a QVM with Ford Motor Company is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The operations is housed in a 45,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis.

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

The restatement was recorded as follows:

Accounts	As Reported	Restated	Net Change
Good will	$2,678,896	$2,186,595	($492,301)
Capital Stock	9,785	9,785	0
Additional Paid in Capital	5,675,277	5.360,228	(315,049)
Restricted Stock – unearned compensation	0	0	0
Accumulated deficit	(1,566,037)	(1,743,290)	(177,253)

Revenues	471,762	1,068,487	596,725
Cost of Goods Sold	647,574	1,411,058	763,484
Gross Loss	(175,812)	(342,571)	(166,759)
Total Operating Expenses (1)	1,525,325	1,400,719	(124,606)
Loss from continuing operations	(1,701,137)	(1,743,290)	(42,153)
Gain on discontinued operations	135,100	—	(135,100)
Net Loss	(1,566,037)	(1,743,290)	(177,253)

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

	December 31, 2004 - Originally Presented	(1) Reversal of BCF Original	(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	(7) Reclassification December 31, 2004	December 31, 2004 - Amendment 2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,292,355	$—		2,292,355		2,292,355					$2,292,355
Accrued interest payable	90,682	—		90,682		90,682					90,682
Related party payable	95,450	—		95,450		95,450					95,450
Accrued contract settlement	294,561	—		294,561		294,561					294,561
Current portion of long-term debt – funded	1,784,776	—		1,784,776		1,784,776				(801,827)	982,949
Current portion of long-term debt – restricted	—	—		—		—				653,451	653,451
Warrant liability	—		972,300	972,300	(659,300)	313,000			(144,920)		168,080
Deferred rent	—	—				—					—
Warranty reserve	148,755	—		148,755		148,755					148,755
Customer deposits	233,345			233,345		233,345					233,345
Accrued wages	427,205			427,205		427,205					427,205
Note payable – related parties	900,000			900,000		900,000					900,000
Lines of credit	1,054,909			1,054,909		1,054,909					1,054,909

Total current liabilities	7,322,038	—	972,300	8,294,338	(659,300)	7,635,038	—	—	(144,920)	(148,376)	7,341,742

OTHER LIABILITIES:
Convertible notes payable- long term - funded	2,592,833	972,300	(972,300)	2,436,276	659,300	3,189,206				(2,030,158)	1,159,048
		400,000	(641,130)		162,497
		(49,911)	134,484		(68,867)
											—
											—
Convertible notes payable – long term – restricted	—	—		—		—				2,178,534	2,178,534
Lease financing obligation	884,851	—		884,851		884,851					884,851
COMMITMENTS AND CONTINGENCIES				—		—					—
SHAREHOLDERS’ EQUITY:				—		—					—
Common stock $0.001 par value; 50,000,000 shares authorized; 18,982,785 and 9,785,531 shares issued and outstanding, respectively	18,982	—		18,982		18,982					18,982
				—		—					—
Additional paid-in capital	17,159,784	(972,300)	641,130	16,428,614	(162,497)	16,266,117	300,000	169,500			16,735,617
		(400,000)									—
Restricted stock – unearned compensation	(550,842)			(550,842)		(550,842)					(550,842)
Accumulated deficit	(7,905,822)	49,911	(134,484)	(7,990,395)	68,867	(7,921,528)	(300,000)	(169,500)	144,920		(8,246,108)
Treasury stock, 1,176,471 shares at cost	—					—					—

Total shareholders’ equity	8,722,102	(1,322,389)	506,646	7,906,359	(93,630)	7,812,729	—	—	144,900	—	7,957,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,521,824	—	—	19,521,824	—	19,521,824	—	—	—	—	$19,521,824

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

	2004 - Originally Presented	(1) Reversal of BCF Original		(2) Record BCF - Laurus Transaction	December 31, 2004 - Adjusted for BCF Change	(3) Valuation of Warrants	December 31, 2004 - Adjusted for Warrant Valuation Change	(4) Laurus Conversion	(5) ELM Street Conversion	(6) Market Valuation	December 31, 2004 - Amendment 2
REVENUES	$83,595,584	$			83,595,584		83,595,584	—	$—	$—	$83,595,584
COST OF GOODS SOLD	80,016,021				80,016,021		80,016,021	—	—	—	80,016,021

GROSS PROFIT (LOSS)	3,579,563		—	—	3,579,563	—	3,579,563	—	—	—	3,579,563

OPERATING EXPENSES:
General and Administrative	4,990,340				4,990,340		4,990,340	—	—	—	4,990,340
Provision for lease losses and uncollectible accounts receivables	55,263				55,263		55,263	—	—	—	55,263
Mark to Market - Warrant Liability					—		—			(144,920)	(144,920)
Loss on Conversion of convertible debt					—		—	300,000	169,500		469,500
Interest expense	354,774		(49,911)	134,484	439,347	(68,867)	370,480				370,480
Interest income	(14,496)				(14,496)		(14,496)	—	—	—	(14,496)
Research and development	829,840				829,840		829,840	—	—	—	829,840
Sales and marketing	549,317				549,317		549,317	—	—	—	549,317
Rent	232,954				232,954		232,954	—	—	—	232,954
Amortization of intangible assets	106,667				106,667		106,667	—	—	—	106,667
Other	—						—	—	—	—	—
Loss on relocation of CTMC	1,328,436				1,328,436		1,328,436	—	—	—	1,328,436
Amortization of deferred Compensation	1,309,000				1,309,000		1,309,000	—	—	—	1,309,000

Total operating expenses	9,742,095		(49,911)	134,484	9,826,668	(68,867)	9,757,801	300,000	169,500	(144,920)	10,082,381

Loss before income taxes	(6,162,532)		49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	(169,500)	144,920	(6,502,818)

Income taxes	—

NET LOSS	$(6,162,532)		$49,911	(134,484)	(6,247,105)	68,867	(6,178,238)	(300,000)	$(169,500)	$144,920	$(6,502,818)

Basic and diluted net (loss) per share :
Net loss per share	$(0.39)		$0.00	(0.01)	(0.39)	0.00	(0.39)	(0.02)	$(0.01)	$0.01	$(0.41)

(1)	Reversal of BCF – Original – The Company originally recorded the Laurus transaction by first valuing the warrants using a Black Scholes Model and based on the original assumptions utilized valued the warrants at $972,300. The Company also identified as part of the Laurus transaction a discount associated with the beneficial conversion of the Convertible Notes a beneficial conversion feature of $400,000. The discount associated with the original transaction was recorded based on a discount to market of twenty percent for $2.0 million of convertible debentures. The amortization of the warrants and beneficial conversion feature recorded by the Company for these both the warrants and the beneficial conversion was $49,911. The Company amortized the warrants based on the contractual term of 84 months and the discount associated with the convertible debentures based on 36 months.

(2)	Record BCF – Laurus Transaction – Upon review of the generally accepted accounting principals for the beneficial conversion feature, as it relates to EITF – 98-5 and EITF – 00-27 and recorded adjustments for the initial transaction with Laurus Master Funds, LLC. The impact of the change in accounting policy, was to record the warrants at the valuation of $972,300, which in accordance with EITF – 00-19, the Company was required to record a liability until such time as the warrants were registered, a discount related to the beneficial conversion of $641,130. As part of the beneficial conversion, the Company was required to issue 1.6 million shares of common stock, thus at a discount to market of $0.38. Since the discount would have been greater than the amount owed to Laurus, the Company recorded $627,700 related to the first draw of $1.6 million. In addition, the Company recorded $14,130 relating to the issuance of $100,000 at a discount to market price of $0.13. Additional paid in capital was increased by $641,130 warrant liability was established at $972,300 and an offsetting reduction in the debt outstanding for the transaction. The amortization related to the warrants and the beneficial conversion feature was $134,484 for the year ended December 31, 2004, which was based on a 36 month amortization period.
(3)	Valuation of Warrants - The Company identified inconsistencies in the assumptions used in valuing the warrants related to the Laurus transaction. The Company revalued the warrants from $972,300 to $313,000, a net change of $659,300. The valuation was performed using the Black Scholes model with the assumption utilized as follows:

Description	Volatility		Interest Rate		Duration	Market Value

Original	.75	(a)	3.85	(b)	7 Years Contractual(c)	$1.21	(d)
New	.56	(a)	2.50	(b)	3 Years(c)	$1.06	(d)

(a)	The assumption change for volatility was based on the short history of the Company and the fact that taking a month-end volatility was not appropriate or indicative of the volatility for the Company. We shortened the timeframe to three months and took weekly pricing into the formula. By shortening the timeframe to three months and taking weekly pricing, the volatility was more in line with the trends that the Company was experiencing and more accurately reflecting the expected future volatility of our stock.
(b)	The risk-free interest rate changed based on the change in the assumptions for the duration of the warrants from 7 years down to between two and three years in both calculations.
(c)	The Company reviewed the assumptions that were made in our internal projections for that timeframe and based on those assumptions; the warrants that were issued would have been well above the strike price in a 12 to 24 month period. Even though the contractual agreements were for 7 years, the model duration was shortened to a period less than the contractual term to reflect the estimated economic life of the warrant. The change in the duration of the warrants was appropriate based on how we believed at the time the warrants would be liquidated based on the relationship with Laurus and their investment strategy. Laurus was required to abide by the conversion guidelines set forth in the secured convertible term note.
(d)	The market value that was utilized in the original assumptions which were the contractual values prior to consummation of the transaction. The market value utilized for the new assumptions were the 5 trading days prior to the closing and 5 days subsequent to the closing of the transaction, discounted by 5% for the holding period that reflected the period from which we closed to the period to which we would have the securities registered.

Based on the above review of the warrant valuation, the Company recorded the warrants at $313,000, recalculated the beneficial conversion feature at $478,633, and reversed the original assumptions. The net impact of the change in the accounting for the beneficial conversion feature and the warrant valuation is as follows:

Warrant Liability	$659,300	See discussion above on the valuation assumptions attributed to the warrants
Beneficial Conversion	$162,497	See discussion relating to the calculation of the beneficial conversion, change in assumptions
Additional Paid in Capital	$162,497	See above
Reduction in Amortization For warrants and beneficial Feature	$68,867	Based on the amortization of the beneficial conversion feature before and after the warrant valuation and the new beneficial conversion features

(4)	Laurus Conversion – The Company converted $300,000 of convertible notes related to the Laurus transaction at $0.50. The Company recognized a loss upon conversion of this note amounting to $300,000 based on the calculation of the beneficial conversion feature discussed in more detail above.
(5)	ELM Street Conversion – The Company converted $2.1 million of related party debt convertible during the year ended December 31, 2004. At the same time the Company issued warrants to purchase common stock totaling 2.1 million with exercise prices between $1.58 and $2.50. The Company converted $2.1 million of related party debt – convertible and issued 2.0 million warrants to purchase common stock at exercise prices ranging from $1.58 to $2.50. Upon conversion, the Company recognized a loss of $169,500. The warrants were valued using a Black-Scholes Model with volatility ranging from 56% to 68%, risk free interest rate of two percent, an estimated duration of one year and market values at the time of conversion between $1.00 and $1.30.
(6)	See discussion above for valuation of warrants for the Laurus transaction. A liability was established in accordance with EITF 00-19. The Laurus transaction provided for 1.5 million warrants valued as freestanding instruments that meet the definition of a derivative under SFAS 133. We measured and recognized the warrants as a liability at their fair value, as determined using the Black-Scholes option pricing model, prior to the registration of shares underlying the warrants. We subsequently valued the warrants at December 31, 2004 for an adjustment to the market value to $168,000, and a gain of $145,000. The warrants will be valued quarterly, and upon registration of the underlying common stock through an effective Registration Statement.
(7)	Reclassification December 31, 2004 – The Company reclassified long-term debt related to the Laurus transaction for both funded and restricted balances at year-end. The ending balances as restated are based on the five year repayment schedule in Note 16 of the financial statements.

Principles of Consolidation and financial statement presentation

The financial condition and results of operations are included in the consolidated financial statements from acquisition date. All significant inter-company balances and transactions have been eliminated.

Certain amounts from prior years have been reclassified to conform to revised presentation for 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents include cash on hand and cash in the bank.

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

Sales-type leases

Sales type leases require the lessee to assume responsibility at the end of the lease term for substantially all the difference between the market value of the equipment as agreed to by the Company and the lessee and the value determined by a formula in the lease agreement. At the inception of the lease the Company records the present value of the lease payments, including the residual values as sales values at inception of the lease and charges to income the vehicle costs and related direct lease costs. The remaining unearned income is amortized to income over the lease term.

Direct-financing leases

Revenue from direct-financing lease is recognized by amortizing the excess of aggregate rentals receivable over the cost of the related vehicles during the term of the lease by the interest method and is included in interest income. All future lease payments, net of unearned income and an allowance for lease losses are included in the net investment in direct-financing leases.

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

Stock-Based Compensation Plans

During the three years ended December 31, 2005, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Pro forma net income
Net loss, as reported	$(5,013,045)	$(6,502,818)	$(1,743,290)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related income tax effect	(606,000)	(263,330)	—

Pro forma net loss	$(5,619,045)	$(6,766,148)	$(1,743,290)

Loss per share:
Basic as reported	$(0.23)	$(0.41)	$(0.79)

Basic pro forma	$(0.26)	$(0.42)	$(0.79)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, the balances at various financial institutions over the FDIC insured balances are $2.4 million.

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

Deferred Revenue

Deferred revenues at December 31, 2005 and 2004 were zero. This balance relates to the acquisition of CDS effective August 31, 2004. The deferred revenues are funded by the courier operators in anticipation of those balances due to the drivers on the stipulated payment date. On December 31, 2004 no advance payments were made by the courier operators, based on the timing of the payments, which were due on Friday, December 31, 2004 and paid on Friday December 31, 2004.

Supply Inventory

Supply inventory includes the cost of the unmodified vehicle chassis, direct manufacturing labor and parts related to vehicles in the process of being modified and remanufactured. Shipping and handling costs are included in inventory.

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

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. Amortization of software development costs for the year ended December 31, 2005 and 2004 was $140,000 and $8,701, respectively.

Management continually evaluates the net realizable value of software costs capitalized by comparing estimated future gross revenues reduced by the estimated future costs of completing, disposing and maintaining the software. These costs also include the costs of performing maintenance and customer support required by the Company.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005 and 2004, the Company believes that there has been no impairment of its long-lived assets other than those identified as part of the relocation of CTMC during 2004.

Advertising

The Company expenses advertising production costs as they are incurred. Advertising costs for the years ended December 31, 2005 and 2004 were approximately $176,000 and $65,000, respectively.

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

Warrant Liability – The Company values its warrants using a black scholes pricing model. If the shares of common stock underlying the warrants are required to be registered, the Company records a warrant liability at the time of issuance. The warrants will be valued on a quarterly basis up until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to additional paid in capital.

Warranty Reserve

The Company provides warranties to its new car customers for the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. The Company provides warranties to its new car customers of the earlier of three years or fifty thousand miles, only on parts and labor performed by the Company. Warranty reserve was $116,392 and $148,755 as of December 31, 2005 and 2004, respectively. Warranty expense for the years ended December 31, 2005 and 2004 were $178,746 and $200,995, respectively and charges to the warranty reserve was $205,993 and $72,775 for the year end December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the Company had not recognized an impairment loss in connection with this goodwill.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, “inventory Pricing” Paragraph 5 of ARB 42, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges...”

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement the above effective January 1, 2006.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. The Company is not impacted by this pronouncement.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The Company is in the process of reviewing this pronouncement and will implement this pronouncement effective January 1, 2006, where applicable.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders’ interests. The Company will implement this pronouncement effective January 1, 2006.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS—AN INTERPRETATION OF FASB STATEMENT NO. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” (“SFAS No.154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was utilized for the restatement of the beneficial conversion feature for the year ended December 31, 2004.

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

3. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and 2004, the balances at various financial institutions over the FDIC insured balances were $2.4 million and $3.2 million, respectively, relating to the cash and cash equivalent balances and restricted cash balances.

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

4. SUPPLY INVENTORY

Supply inventory consist of the following components as of December 31,

	2005	2004
Vehicle Chassis	$892,018	$1,503,987
Parts	485,064	332,548

	$1,377,082	$1,836,535

5. Lease Receivables

The components of lease receivable, net at December 31, consist of:

	2005	2004
Lease receivable	$5,956,386	2,734,999
Unearned revenue	(861,813)	(427,152)
Allowance for lease losses	(90,405)	(105,059)

Total lease receivable, Net	$5,004,168	2,202,788

The following is the five year lease payments due from lessors at December 31,

	2005	2004
2005	$—	$1,080,835
2006	1,824,094	769,905
2007	1,814,753	571,678
2008	1,665,113	305,626
2009	652,426	6,955

Total	$5,956,386	$2,734,999

Allowance for Lease Losses for the year ended December 31,

	2005	2004
Balance Beginning of the period:	$105,059	$0
Acquired allowance for lease losses	—	246,597
Leases charged to reserve	(8,000)	(166,497)
Provision (benefit) for lease losses	(6,654)	24,959

	$90,405	$105,059

The Company had no non-performing assets as of December 31, 2005 and 2004. The allowance for lease losses is primarily attributed to the acquired portfolio. The following table provides detail on the credit quality of the portfolio as of December 31, 2005:

Classification	Amount	Reserve Percentage	Percentage of Reserve
A	$3,442,601	1%	$34,500
B	1,005,026	2%	20,100
C	430,163	3%	12,900
Acquired Portfolio	229,736	10%	22,943

	$5,107,526		$103,358

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

The average interest rate on the portfolio is approximately 14.23 percent and 14.85 percent for the year ended December 31, 2005 and 2004, respectively.

6. PROPERTY AND EQUIPMENT

The following is a the property and equipment at December 31,

	2005	2004
Computer equipment and software	$222,044	$147,790
Furniture and fixtures	232,773	56,656
Plant equipment	275,239	282,594
Leasehold improvements	41,982	6,215
Servicing Platforms	1,576,913	1,400,000
Internally generated software	464,545	241,563

	2,813,496	2,134,818

Less Accumulated depreciation	(582,149)	(165,897)

	$2,231,347	$1,968,921

The Company acquired SCB and the fixed assets attributed to CTMC effective December 31, 2003. No depreciation expense was recorded for 2003 based on the date of acquisition and contribution. Depreciation and amortization expenses for the year ended December 31, 2005 and 2004 were $484,538 and $165,897, respectively.

7. DEBT AND NOTES PAYABLE OUTSTANDING

	Lender	Maximum Line	Maturity Date	Interest Rate	Collateral	Personal Guarantee	Balance at 12/31/05	Balance at 12/31/04
(A)	Ford Motor Credit	$2,000,000	Annual Review – 180 days on an individual chassis basis	Interest free for the first 90 days and prime based rate on a chassis by chassis basis – between 6.5% and 7.5%	Chassis and a irrevocable letter of credit collateralized by certificate of deposit for $500,000	Yes	0	$1,054,909
(B)	Sovereign Bank	$4,500,000	Line renewal in March 31, 2005, Various maturities based on the date of financing with the lessee	Interest rate charged on a monthly published rate per lease – between 6.49% and 7.25%	Lease receivables	Yes	$1,071,171	$884,851
(C)	New World Lease Funding	$5,000,000	December 16, 2005 – with annual renewal	Interest rate charged on a monthly stated rate – 0%	Lease receivables	Yes	$1,823,324	$0
(D)	Laurus Master Funds – Convertible Debt	$6,000,000	September 29, 2007	Prime plus 3.50 percent	Blanket Lien on all Assets	No	$0	$5,700,000
(E)	Laurus Master Funds – Term Note	$7,000,000	October 31, 2009	Prime plus 1.50 percent	Blanket Lien on all Assets	No	$7,000,000	$0
(E)	Daimler Chrysler Services	$3,500,000	July 1, 2206 – with annual renewal	6.72%	Lease receivables, title to chassis on body builder line and letters of credit amounting to $200,000	Yes	$2,430,061	$0

(A)	Effective March 18, 2005, the Company terminated the agreement with Ford and the floor plan is currently provided by the Company.
(B)	The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The balance due to Sovereign Bank at December 31, 2004 was $884,851.
(C)	The interest paid on the lease includes a component for servicing the leases for the Company. The leases typically have terms between 36 and 60 months and do not have a significant payment due at the end of the lease. The balance due to New World Lease Funding at December 31, 2004 was zero.

The repayment of the lease financing obligations is as follows:

Fiscal Year Ended December 31,	Total Liabilities 2005($)	Total Liabilities 2004($)
2005	—	369,145
2006	1,354,167	126,531
2007	1,511,782	163,616
2008	1,362,312	133,091
2009	201,877	92,468

	4,430,138	884,851

(D)	Effective October 31, 2005, the Company extinguished the convertible debentures. The Laurus Master Fund, LLC Obligation outstanding as of December 31, 2004 was as follows:

Conversion Rate	Amount Outstanding	Number of Shares Issuable Upon Conversion
$0.97	$2,000,000	2,061,856
$1.21	868,015	717,368

Total Unrestricted Balance as of December 31, 2004 of Convertible Debentures:	2,868,015	2,779,224

Restricted Balance as of December 31, 2004:
$0.97	240,000	247,243
$1.09	1,500,000	1,376,147
$1.33	1,091,985	821,041

Total Restricted Cash	2,831,985	2,444,431

Total Convertible Notes	$5,700,000	5,223,655

The repayment of the Laurus Transaction over the next five years ended December 31, are as follows:

For the year ended December 31,	Funded Balance	Restricted Cash Released in 2005	Total Convertible Notes
2005	$982,949	$653,451	$1,636,400
2006	1,042,915	1,029,813	2,072,728
2007	842,151	1,148,721	1,990,872

Total	$2,868,015	$2,831,985	$5,700,000

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

Our effective interest rates, debt, conversion prices and beneficial conversion on the various tranches of borrowings for the Laurus transaction are at December 31, 2004:

Date of Draw	Debt	Warrants	Additional Paid in Capital	Total Draw	Effective Interest Rate
9/29/04	$821,798	$313,000	$465,202	$1,600,000	49%
10/22/04	465,157	—	13,430	478,587	11%
11/3/04	—	—	300,000	300,000	NA
11/10/04	105,517	—	—	105,516	10%
11/16/04	683,910	—	—	683,910	10%

	2,076,382	313,000	778,632	3,168,015

Conversion	—	—	(300,000)	(300,000)
Accretion	65,618	(26,083)	(39,535)	—

Total	$2,142,000	$286,917	$439,097	$2,868,015	114%

Allocated to Restricted	2,831,985	0	0	2,831,985	9%

Total	$4,973,985	$286,917	$439,197	$5,700,000

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

Costs in connection with Debt Financing

The Company paid Laurus Capital Management, LLC., the manager of Laurus, a closing payment of $240,000. In addition, the Company paid Laurus $39,500, as reimbursement for its expenses incurred in connection with the preparation and negotiation of the Purchase Agreement, Convertible Note and other agreements executed in connection therewith and expenses incurred in connection with their due diligence review of the Company and our subsidiaries.

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

(E)	On October 31, 2005, as discussed above, the Company entered into a $7.0 million Term Note with Laurus Master Funds. The note bears interest at prime plus 1.5 percent, is due on October 31, 2009. The Company is required to begin principal repayment on May 1, 2006. The balance of the term note at December 31, 2005 was $7.0 million.

The repayment of the Laurus Transaction over the next five years ended December 31, are as follows:

For the year ended December 31,
2006	$1,465,119
2007	1,953,492
2008	1,953,492
2009	1,627,897

Total	$7,000,000

(F)	During June 2005, the Company obtained lines of credit with Daimler Chrysler Services North America, LLC (“Daimler Chrysler”) up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $200,000 irrevocable letter of credit which will secure up to $1.0 million in body builder availability. At December 31, 2005 the balance of the line of credit to Daimler Chrysler was $1.5 million for the lease facility and $829,000 for the body builder facility. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler. The effective interest rate charged on the facility for the year ended December 31, 2005 was 6.72%.

In addition, in December 2005, the Company paid to Dresdner Bank $100,000 to structure up to a $100 million securitization facility to support FleetPlan. The payment was made to begin the approval and due diligence process. There are not assurances that Dresdner Bank and the Company will consummate the facility.

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

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at September 30, 2005 was $187,500 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the year ended December 31, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at December 31, 2005 is $377,000. In addition, this former officer and director was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $150,000 and is being amortized over the remaining term of the lease obligation.

Approximately $1.3 million of related party payable – convertible was converted during the three months ended September 30, 2004 into 1.3 million shares of common stock and warrants to purchase up to (i) 433,194 shares of common stock at $1.51 per share, (ii) 433,194 shares of common stock at $1.82 per share, and (iii) 433,194 shares of common stock at $2.12 per share. The conversion price is based on the lowest stock price during the second quarter, or 85% of the five day average prior to conversion. These balances outstanding were for funding operating shortfalls as well as expenses associated with Coach. In an effort to conserve cash resources the outstanding balances were transferred to convertible debt as of September 30, 2004. During the three months ended June 30, 2004, $817,650 of these notes was converted into 711,000 shares of common stock as well as an equivalent amount of warrants, with an exercise price of $2.50 per share.

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

Notes payable - related parties totaled $1,021,000 and $900,000 at December 31, 2005 and 2004, respectively. The 2004 balance is related to amounts due to shareholders of CDS which were repaid during 2005. The 2005 balance relates to $650,000 due to owners of FleetPlan, LLC, which bears interest at 12%, $125,000 related to the settlement with the Bohemia property landlord, discussed above and $251,000 due to an affiliated company of an officer and director.

The Company issued 601,472 and 146,181 shares of common stock in exchange for the extinguishment of accrued liabilities owed to its Chief Executive Officer, Francis O’Donnell and its Chief Financial Officer, Susan Weisman for $322,413 and $72,038 of accrued wages and interest.

An officer and director of the Company is affiliated with a Company that CDS provides services to at a rate of $9,000 a month for services rendered and approximately $6,000 a month for check printing and mailing services. The affiliated Company is a Professional Employment Organization that utilizes the software platform developed for that industry. In addition, the 21 employees at CDS are employed by this professional employment organization.

An officer and director of the Company is affiliated with a Company that provides an exclusive brokerage services to CDS. This Company brokers the accident and occupational hazard insurance and contract liability program for CDS. The total premiums that this company brokered for CDS amounted to $4.6 million for the year ended December 31, 2005 and $1.3 million for the period from September 1, 2004 through December 31, 2004.

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

8. ACQUISITIONS

On November 15, 2005, the Company acquired all the assets of FleetPlan, LLC for a total of $1.56 million, which included $330,000 of cash, a Note in the amount of $725,000, bearing interest at 12% and issued 1,246,883 shares of common stock valued at $500,000 pursuant to the acquisition of all of the assets of FleetPlan LLC. The Company hired an independent accounting firm to value the assets acquired as part of the acquisition of FleetPlan. The valuation of the assets included the servicing platform at $300,000 and the titling trust at $1.25 million. The Company intends on placing these assets into service upon the initiation of the business model, projected to be by April 1, 2006. The estimated life of the servicing platform is seven years and the titling trust is estimated to be ten years. The acquired company did not have operations prior to acquisition. The assets acquired consisted of a business delivery platform and titling trust. The former owner is required to deliver by June 1, 2006 manufacturers’ repurchase agreements and franchisee agreements.

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

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2005, as a result of the business acquisitions:

FleetPlan
Non-cash assets (liabilities):
Current assets	$—
Property and equipment	300,000
Goodwill	47,730
Other	1,250,000
Current liabilities	(42,730)
Note payable	(725,000)

Net non-cash assets acquired	830,000

Less: common issued,	500,000

Cash paid for business acquisitions, net	$330,000

The following table displays the net non-cash assets that were acquired during the year ended December 31, 2004, as a result of the business acquisitions:

	CFS	CDS	Total
Non-cash assets (liabilities):
Current assets	$—	$2,022,545	$2,022,545
Property and equipment	—	223,015	223,015
Goodwill	797,184	5,667,302	6,464,486
Lease receivables, net	1,221,899		1,221,899
Other	74,657	—	74,657
Current liabilities	—	(3,831,019)	(3,831,019)
Lease financing obligation	(1,373,740)	—	(1,373,740)
Net non-cash assets acquired	720,000	4,081,844	4,801,844
Less: common stock issued,	720,000	3,640,000	4,360,000
Less: notes and payables to shareholders issued	—	1,160,000	1,160,000

Cash received from business acquisitions, net	$—	$718,156	$718,156

As of December 31, non-cash transactions were as follows:

	2005	2004	2003
Non cash financing/investing activities:
Conversion of debt	200,000	3,842,668	—

Issuance of restricted stock related to deferred compensation	258,000	1,858,552	550,366
Issuance of treasury stock	—	(720,000)	720,000
Offset receivable balance from related party against personal guarantee obligations	(429,000)	429,000	—
Contributed inventory and property and equipment as contributed capital	—	—	860,923
Issuance of stock in settlement of the Laurus transaction	404,009	—	—
Accrued officers wages and interest converted into common stock	394,786	—	—
Inventory utilized to settle accounts payable liability	63,000	—	—

Interest expense paid during the years ended December 31, 2005, 2004 and 2003 were $530,000 (Laurus only), $264,092 and zero, respectively. The Company has not paid any income taxes for the 2005 and 2004.

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

10. Shareholders’ Equity

Stock Transactions:

On December 2, 2005, the Company issued 6,666,667 shares of common stock valued at $2,000,000 and 3,333,334 warrants to purchase the Company’s common stock for $0.50 and 3,333,334 warrants to purchase the Company’s common stock for $0.75. The Company received $1.77 million, net of issuance costs of $230,000. The Company is required to register these shares and warrants within 120 days of issuance. In addition, the Company issued 166,667 warrants to purchase shares of common stock at $0.50 and 166,667 warrants to purchase shares of common stock at $0.75 valued at $29,400.

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

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to a related entity of the officer valued at $684,000 in exchange for a payable to the related party of the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid to the related party of the officer $62,500 on July 28, 2005; a subsequent payment of $62,500 was remitted to the related party of the officer on October 31, 2005. The balance of the payments is due to the related party of the director in equal installments of $62,500 on January 31, 2006 and April 30, 2006. The balance of the liability to this related entity at December 31, 2005 was $125,000 and is included in related party payables. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the year ended December 31, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at December 31, 2005 is $363,000. In addition, this former officer and director was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $147,000 and is being amortized over the remaining term of the lease obligation.

For the year ended December 31, 2005 the Company issued 601,472 and 146,181 shares of common stock in exchange for the extinguishment of accrued liabilities owed to its Chief Executive Officer, Francis O’Donnell and its Chief Financial Officer, Susan Weisman for $322,413 and $72,038 of accrued wages and interest.

The Company issued 630,000 shares of common stock to various consultants for consulting contracts ranging from 12 to 36 months amounting to $258,000 for the year ended December 31, 2005.

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

Treasury stock:

The Company reserved 1.6 million shares, valued at $0.45 cents per share, for the purpose of using as agreed consideration the acquisition. The shares shall vest on the effective date of the aforementioned potential transaction. The shares were reserved in treasury stock amounting to $720,000 as of January 1, 2004. During 2005, the remaining shares of 1.1 million shares were retired.

Stock options:

The following is a summary of the Company’s common stock option for the Company’s Stock Option Plans activity:

	2003 Stock Option Plan	2004 Stock Option Plan	2005 Stock Option Plan
Outstanding at December 31, 2003	0	0	0
Exercised	0	0	0
Forfeited	0	0	0
Issued	0	3,000,000	0

Outstanding at December 31, 2004	0	3,000,000	0
Exercised	0	0	0
Forfeited	(211,537)	(1,600,000)	0
Issued	1,639,999	1,500,000	1,750,000

Outstanding at December 31, 2005	1,428,462	2,900,000	1,750,000

Available for grant at December 31, 2005	571,538	150,000	1,250,000

Weighted average exercise price of options outstanding	$0.42	$0.76	$0.42

Weighted average exercised price of options exercised	$0.00	$0.00	$0.00

Weighted average price of options Forfeited	$0.43	$0.89	$0.91

	December 31,
	2005	2004
Weighted average exercise price of options outstanding	$0.67	$0.90
Weighted average exercise price of options exercised	$0.00	$0.00
Weighted average price of options forfeited	$0.94	$0.00

The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

	Number of Options Granted	Weighted Average
Year of Grant		Grant Date Fair Value	Exercise Price	Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield
2004	1,500,000	8/31/04	$0.90	3.85%	75%	0.00%
2004	700,000	9/1/04	0.98	3.85	75	0.00
2004	800,000	12/27/04	0.91	3.85	75	0.00
2005	225,000	5/31/05	0.66	4.00-03.93	97	0.00
2005	775,000	8/31/05	0.38	3.83-3.72	97	0.00
2005	2,840,000	9/30/05	0.43	3.83-3.72	97	0.00
2005	550,000	12/31/05	0.37	3.83-3.72	97	0.00

The employee turnover factor was 50% for non-executive incentive and non-qualifying stock options and zero for executive during the year ended December 31, 2005. The employee turnover factor for 2004 was zero. The expected life for options issued during was two and four years for 2005 and 10 years for 2004.

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 0.31-1.43	8,696,412	9.76	0.67	8,696,412	0.67

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 0.90- 0.98	3,000,000	9.71	0.92	3,000,000	0.92

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

On October 31, 2005, the Company extinguished the Convertible Notes associated with the transaction and entered into a term note with Laurus. The above warrants were repriced as follows:

Number of Warrants	Exercise Price	Value of Warrants
495,867	$0.01	177,025
254,133	$0.01	90,975
241,734	$0.50	14,644
495,867	$0.50	29,731

1,487,601		$312,375

The assumptions used in the repricing of the above warrants were duration between .5 and 1 year, market value of $0.41, risk free interest rate of 2.50 percent and a projected volatility of 105 percent.

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

On December 2, 2005, the Company issued 6,666,667 shares of common stock valued at $2,000,000 and 3,333,334 warrants to purchase the Company’s common stock for $0.50 and 3,333,334 warrants to purchase the Company’s common stock for $0.75. The Company received $1.7 million, net of issuance costs of $270,000. The Company is required to register these shares and warrants within 120 days of issuance.

Warrant Liability

The Company has warrant liabilities established for the Laurus warrants that are not registered and the issuance of common stock and related warrants on December 2, 2005. The following table summarizes the warrant liability, the warrants outstanding relating to this liability and the related adjustment to valuation at December 31, 2005:

Description	Exercise Price	Value
Laurus Warrants	$1.58	$103,400
Laurus Warrants	$1.82	104,400
Laurus Warrants	$2.12	105,200

Warrant Value at issuance		313,000

Adjustment 12/31/04		(144,920)

Value at 12/31/04		168,080

Warrant Adjustment at 2/4/05		79,080

Warrant Value at Registration		247,160

Reclassification to APIC		(247,160)
		—
Laurus Warrants at Issuance	$0.50	109,095
Warrant at Issuance	$0.50	304,738
Warrant at issuance	$0.75	313,088

		726,921

Warrant Adjustment at December 31, 2005		(151,923)

Warrant Liability at December 31, 2005		$574,998

The warrants were valued using a black scholes model, volatility between 100 to 105 percent, term of between 180 days to one year with an interest free rate of 2.50 percent with market values of $0.37 for December 31, 2005.

11. Income Taxes

The benefit for income taxes from continued operations for the years ended December 31, 2005, 2004 and 2003 consist of the following:

Current:

	2005	2004	2003
Federal	$—	$—	—
State	—	—	—

	—
Tax (benefit) from the change in valuation allowance	(1,841,775)	(2,387,654)	(674,714)

Benefit from operating loss carryforward	1,841,775	2,387,654	674,714

Provision (benefit) for income taxes, net	$—	$—	—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as for the year ended December 31, is as follows:

	2005	2004	2003
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Decrease in valuation allowance	(—)%	(—)%	(—)%
State income taxes and other	(1.70)%	(3.74)%	(3.70)%

Effective tax rate	(36.70)%	(38.74)%	(38.70)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following at December 31,:

	2005	2004
Deferred tax assets
Current	$—	$—
Non-current
Federal	1,707,553	2,175,886
State	134,222	249,768

	1,841,775	2,387,654

Less valuation allowance	(1,841,775)	(2,387,654)

Net deferred income tax asset	$—	$—

The Company’s actual provision for income taxes differ from the Federal expected income tax provision as follows:

	2005		2004
Income tax provision at expected federal income tax rate of 35%	$1,754,566	35.00%	$2,156,886	35.00%
Increase (decrease) resulting from:
Goodwill	(47,513)	(0.90)	(19,000)	—
Provision (benefit) for state taxes, net of federal benefit	134,322	2.60	249,768	3.74

Benefit for income taxes	$1,841,375	36.70%	$2,387,654	38.74%

The Company has a valuation allowance of $4.9 million, $3.1 million and $675,000 at December 31, 2005, 2004 and 2003, respectively. It does not intend to reverse the valuation allowance at this time. The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2005 and 2043 the Company had net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes.

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

Income tax expense is $0 for the years ended December 31, 2005, 2004 and 2003.

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	CFS and FleetPlan
Independent Contractor Settlement Parent Company	CDS Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

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

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the ended December 31, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$9,539,125	$3,617,987	$243,008,658	$—	$256,165,770
Cost of Goods Sold	8,648,438	3,140,621	240,001,623	—	251,790,682
Gross Margin	890,687	477,366	3,007,035	—	4,375,088
General and Administrative Expenses	2,086,056	308,001	2,338,946	4,655,130	9,388,133

Segments net income (loss) before income taxes	$(1,195,369)	$169,365	$668,089	$(4,655,130)	(5,013,045)

Total assets	$2,184,381	$6,926,914	$3,731,925	$10,040,962	$23,084,16

Goodwill	$2,343,095	$870,654	$3,090,433	$—	$6,304,182

Expenditures for segment assets	$—	$36,175	$162,159	$152,825	$351,159

Depreciation and amortization	$89,458	$6,110	$425,571	$29,675	$550,815

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the ended December 31, 2004:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$14,532,392	$629,591	$68,433,601	$—	$83,595,584
Cost of Goods Sold	12,080,332	491,513	67,459,215	(15,039)	80,016,021
Gross Margin	2,452,060	138,078	974,386	(15,039)	3,579,563
General and Administrative Expenses	5,079,175	121,715	872,172	4,009,319	10,082,381

Segments net income (loss) before income taxes	$(2,627,115)	$16,363	$102,214	$(3,994,280)	(6,502,818)

Total assets	$3,248,466	$2,248,052	$3,891,053	$10,134,253	$19,521,824

Goodwill	$2,343,095	$797,184	$3,067,302	$—	$6,207,581

Expenditures for segment assets	$134,235	$7,918	$19,810	$34,452	$196,415

Depreciation and amortization	$88,906	$1,119	$115,369	$63,029	$268,423

For the period from January 8, 2003 (inception) through December 31, 2003, the Company operated in the manufacturing sector only.

13. Commitments and Contingencies

Effective December 31, 2003, the Company acquired certain assets and assumed certain liabilities of Springfield Coach Industries Corporation, Inc. and assumed a lease agreement dated August 1, 2001, whereby the Company will occupy a manufacturing facility with approximately 45,000 square feet and a warehouse facility with approximately 16,000 square feet for $11,000 a month, expiring on July 31, 2006. The lease agreement has five two year renewal options. The Company is evaluating its options relating to this lease and whether they will renew the lease or based on capacity requirements, move to a new facility. Current and future minimum rental payments under the lease for the years ended are as follows:

	2005	2004
2005	—	132,000
2006	77,000	77,000

	$77,000	$209,000

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

Minimum future rental payments under the initial lease for each of the five years in the aggregate are as follows:

Year Ended December 31,	2005	2004
2005	$—	77,000
2006	84,000	84,000
2007	84,000	84,000
2008	84,000	84,000
2009	70,000	70,000

	$322,000	399,000

At December 1, 2003, the Company entered into a lease agreement for office space for a term of five years, with an option to renew the lease for an additional five years prior to the expiration of the initial lease. The space has been subleased to an affiliated company for the same period.

Minimum future rental payments under the initial lease for each of the five years in the aggregate are as follows:

Year Ended December 31,	2005	2004
2005	—	74,617
2006	74,617	74,617
2007	74,617	74,617
2008	68,399	68,399

	$217,633	$292,250

Coach’s other commitments are either contingent upon a future event or terminable on less than thirty days’ (30) notice.

Rental expense under all operating leases totaled approximately $333,161, $232,954 and $259,200 for the years ended December 31, 2005, 2004 and 2003, respectively that includes amortization of deferred rental expense of approximately $0, $21,600 and $9,600 for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations. At December 31, 2005, we had borrowings of $7.0 million subject to variable interest rates. We do not use derivatives to manage interest rate risk. Our interest rate exposure is linked to the prime rate. We believe that moderate changes in the prime rate would not materially affect our operating results or financial condition.

Interest Rate Management

As of the filing date of this document, we do not use any financial derivative instruments to hedge our interest rate exposures. However, we periodically review the need for such instruments and will enter into them when we believe it is in our best interest to manage our interest rate exposure.

The combined effect of a 1% increase in the applicable index rates would result in additional interest expense of approximately $0.7 million annually, assuming no change in the level of borrowings.

Credit Risk

Our concentrations of credit risk consists of cash and cash equivalents, trade accounts receivable, lease receivable and a concentration of one customer in our contract management business. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and require collateral as well as personal guarantees. Our customer base includes individual commercial fleet operators. We believe that the management of our credit risk related to trade and lease receivables relates to our industry experience with these commercial fleet operators and our ability to remarket the vehicles.

Item 8. Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Item 15 of Part IV.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in an Amendment to Form 10-K or Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. We will provide a copy of our code free of charge to any person upon request by writing to us at our principal executive offices.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in an Amendment to Form 10-K or Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities Of Principal Stockholders And Management” in an Amendment to Form 10-K or Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in an Amendment to Form 10-K or Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 14. Principal Accounting Fees and Disclosures

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in an Amendment to Form 10-K or Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements (included under Item 8):

Description	Page
Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated balance sheets at December 31, 2005 and 2004	F-3

Consolidated statements of operations for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-4

Consolidated statements of shareholders’ equity for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-5

Consolidated statements of cash flows for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-6

Notes to consolidated financial statements for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-7

Exhibits

2.1	Agreement and Plan of Merger among the Registrant and CDS Merger Sub, Inc. and Corporate Development Services, Inc. and certain Shareholders thereof. (1)

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

10.1	Form of Cadillac Master CoachBuilder Agreement with General Motors Corporation. (5)

10.2	Quality Vehicle Modifier Agreement between Commercial Transportation Manufacturing Corporation and Ford Motor Company, dated as of March 23, 2004. (5)

10.3	Common Stock Purchase Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.4	Registration Rights Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.5	Securities Purchase Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd.(4)

10.6	Secured Convertible Term Note of Coach Industries Group, Inc. dated September 29, 2004, in favor of Laurus Master Fund, Ltd. (4)

10.7	Master Security Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc., and Laurus Master Fund, Ltd. (4)

10.8	Common Stock Purchase Warrant of the Registrant dated September 29, 2004, Coach Industries Group, Inc. in favor of Laurus Master Fund, Ltd.(4)

10.9	Registration Rights Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.10	Stock Pledge Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc and Laurus Master Fund, Ltd. (4)

10.11	Subsidiary Guaranty dated September 29, 2004, Coach Industries Group, Inc in favor of Laurus Master Fund, Ltd. (4)

10.12	Funds Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.13	Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.14	Restricted Account Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.15	Letter Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.16	Amendment Agreement dated October 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.17	Amendment Agreement dated January 5, 2005, between the Registrant and Laurus Master Fund, Ltd. (5)

10.18	Employment Agreement dated September 1, 2004, between the Registrant and Francis J. O’Donnell. (5)

10.19	Loan and Security Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.20	Assumption Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.21	Master Loan and Security Agreement dated August 20, 2004, between Springfield Coach Industries Corporation, Inc. and Ford Motor Credit Company. (5)

10.22	Master Loan and Security Agreement dated December 16, 2004, between Coach Financial Services, Inc. and New World Lease Funding, LLC. (5)

10.23	Intercreditor Agreement dated January 12, 2005, among Subcontracting Concepts, Inc., North Fork Bank and Laurus Master Fund, Ltd. (5)

10.24	Settlement Agreement and General Release, dated May 31, 2005, between Coach Industries Group, Inc. (and all affiliates) and John Gore (and all affiliates). (6)

10.25	Fleet Loan and Security Agreement, dated June 18, 2005, between Coach Financial Services, Inc. and DaimlerChrysler Services North America LLC. (7)

10.26	Bodybuilder Floorplan Financing Agreement, dated June 30, 2005, between Springfield Coach Industries Corp. and DaimlerChrysler Services North America LLC. (7)

10.27	Securities Purchase Agreement, dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.28	Secured Term Note of Coach Industries Group, Inc., dated October 31, 2005, in favor of Laurus Master Fund, Ltd. (8)

10.29	Common Stock Purchase Warrant of Coach Industries Group, Inc., dated October 31, 2005, in favor of Laurus Master Fund, Ltd. (8)

10.30	Registration Rights Agreement, dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.31	Reaffirmation and Ratification Agreement and Amendment dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.32	Membership Interest Purchase Agreement, dated November 18, 2005, by and between Coach Industries Group, Inc. and BFT Funding Company No. 1, LLC. (9)

10.33	Promissory Note of Coach Industries Group, Inc., dated November 18, 2005, in favor of BFT Funding Company No. 1, LLC. (9)

10.34	*Form of Independent Director Consulting Agreement.

10.35	2004 Stock Option Plan (10)

10.36	*2005 Stock Option Plan

10.37	*Employment Agreement of Susan Weisman dated as of September 1, 2004.

10.38	*Form of Option Agreement

14.1	Code of Ethics(11)

21.1	*List of Subsidiaries.

23.1	*Consent of Registered Certified Public Accountants.

31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Registration Statement on form S-8 filed with the Commission on April 26, 2000, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 3, 2004, and incorporated herein by this reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on October 6, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to our Registration Statement on form SB-2 filed with the Commission on January 19, 2005, and incorporated herein by this reference.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 17, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on July 7, 2005, and incorporated herein by this reference.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on November 10, 2005, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on December 7, 2005, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to our Proxy Statement filed September 16, 2004.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on March 25, 2004, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

By:	/S/ FRANCIS O’DONNELL
Francis O’Donnell Chief Executive Officer (principal executive officer)
Date: March 16, 2006

By:	/S/ SUSAN WEISMAN
Susan Weisman Chief Financial Officer (principal accounting and financial officer)
Date: March 16, 2006

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis O’Donnell, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/S/ FRANCIS O’DONNELL	Director	March 16, 2006
Francis O’Donnell

By:	/S/ SUSAN WEISMAN	Director	March 16, 2006
Susan Weisman

By:	/S/ JOSEPH I. EMAS	Director	March 16, 2006
Joseph I. Emas

By:	/S/ ROBERT LEFEBVRE	Director	March 16, 2006
Robert Lefebvre

By:	/S/ PAMELA JARRATT	Director	March 16, 2006
Pamela Jarratt

By:	/S/ STEVEN ROTHMAN	Director	March 16, 2006
Steven Rothman

Exhibit Index

Exhibit Number	Description
10.34	Form of Independent Director Consulting Agreement.

10.36	2005 Stock Option Plan

10.37	Employment Agreement of Susan Weisman dated as of September 1, 2004.

10.38	Form of Option Agreement

21.1	List of Subsidiaries.

23.1	Consent of Registered Certified Public Accountants.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.