Form 10-K/A
period 2005-12-31
COACH INDUSTRIES GROUP INC
filed 2006-04-26
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Coach Industries, Inc (the “Company”) is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2006 (the “Form 10-K”), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identity

The following table identifies our current executive officers and directors and their respective offices held:

Name	Age	Position
Francis O’Donnell	47	Chief Executive Officer and Chairman of the Board of Directors
Susan Weisman	45	Director and Chief Financial Officer
Joseph I. Emas	51	Director

Robert Lefebvre	65	Director and President of Subcontracting Concepts, Inc.
Pamela Jarratt	51	Director
Steven Rothman	58	Director

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

Susan Weisman has served as Chief Financial Officer of the Company since June 1, 2004 and as a member of the Board of Director since September 1, 2004. From May 2001 to May 2004, Ms. Weisman was with Kramer Weisman and Associates, LLP, an accounting and consulting firm providing SEC and various other management services. Ms. Weisman provided accounting, tax and consulting services to various clients (including Coach since September 2003) in the financial services, real estate, manufacturing and other industries, focusing on publicly held reporting companies. From July 2000 through May 2001, Ms. Weisman was the Corporate Controller of Viasource Communications, Inc., a telecommunications company. Ms. Weisman was with BankAtlantic Bancorp, Inc. from September 1990 through May 2000 in various positions, leaving the company as their Chief Financial Officer. BankAtlantic Bancorp, Inc. is a $5 billion NYSE listed financial institution located primarily in South Florida, with real estate holdings, as well as an investment-banking firm. Ms. Weisman is a Certified Public Accountant.

Joseph I. Emas served as general counsel of the Company since July 2004 and as a director since November 2004. Mr. Emas is licensed to practice law in Florida, New Jersey and New York. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his LL.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas has been a member of the Juvenile Court Rules Committee for the State of Florida since 1999. Mr. Emas, our initial securities regulation counsel, was our Chief Ethics and Compliance Officer from January 1, 2004 to December 31, 2005.

Robert L. Lefebvre served as a director since December 3, 2004. Mr. Lefebvre has served as the president of our subsidiary, Subcontracting Concepts, Inc., since 1996. Mr. Lefebvre began his career in 1958 while serving a five-year tour of duty in the US Air Force as a system analyst. While in the Air Force’s Pacific Air Command, Mr. Lefebvre was part of a seven-member team whose responsibility was the conversion from punch card accounting systems to the newly developed computer. After his discharge in 1963, Mr. Lefebvre spent a number of years as a systems analyst at the Glens Falls Hospital. In 1970, capitalizing on changes in Medicare reimbursement policies that provided for direct reimbursement to hospital based physicians, he founded Regional Data Center (RDC) a company designed to manage the accounts receivables for the hospital-based physician. RDC grew very quickly to a company collecting over $400 million per year from 29 offices in New York. Mr. Lefebvre then merged his company into Advacare, a national accounts receivable management firm and continued as Vice President until Advacare went public in 1991. In 1993, after two years of retirement, Mr. Lefebvre founded a professional employment organization, Total Benefit Management, which he still heads today.

Pamela Jarratt served as a director since December 31, 2005. Ms. Jarratt is currently a consultant to banks and other financial service companies, including the International Monetary Fund, where she helps developing countries establish anti-money laundering programs. Ms. Jarratt was previously the Director of Internal Audit Services for PricewaterhouseCoopers, LLP from 1998 to 2003, where she served as the outsourced Internal Audit Director for numerous financial services clients. As the Senior Vice President, Director of Internal Audit at BankAtlantic, a Federal Savings Bank and BFC Financial Services, Inc., reporting to the Board of Directors from 1989 to 1997, Ms. Jarratt was responsible for assessing the effectiveness of internal controls and procedures for operations and financial reporting Ms. Jarratt holds an Accounting Degree from Florida Atlantic University and is a Certified Public Accountant.

Steven Rothman served as a director since February 1, 2006. Mr. Rothman is a founder of MTM Technologies, Inc. where he has held several key executive positions since 1986 including its Chairman, CEO, CFO, and President. Presently, Mr. Rothman is a member of the Board of Directors and Executive Vice President responsible for Mergers and Acquisitions at MTM Technologies, Inc which is a SEC reporting company. Mr. Rothman was very involved in the initial public offering of MTM in October, 1993 and has led numerous financings for MTM.

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

Board Committees and Independence

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. We currently have six directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more members, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (i) the total number of meetings of the Board of Directors held during 2005, and (ii) the total number of meetings held by all committees of the Board of Directors during 2005 on which such person served. The Board of Directors held ten meetings during 2005.

Audit Committee. The Board has a standing Audit Committee that (i) monitors the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; (ii) monitors the independence and performance of the Company’s independent registered public accounting firm, and (iii) provides an avenue of communications among the independent registered public accounting firm, management and the Board of Directors. The Audit Committee was formed in February 2006 and did not meet during 2005. At the date of this report, Pamela Jarratt was Chairperson of the Audit Committee and the Committee was comprised of two independent directors, Pamela Jarratt and Steven Rothman. The Board has determined that Ms. Jarratt qualifies as an “audit committee financial expert” as defined under the Securities Act of 1933, as amended.

Compensation Committee. The Board’s Compensation Committee (i) reviews and approves corporate goals and objectives relevant to compensation of the executive officers, (ii) evaluates the performance of the executive officers in light of those goals and objectives, (iii) determines and approves the compensation level of the executive officers based on this evaluation, and (iv) makes recommendations to the Board with respect to incentive-compensation plans and equity-based plans. The Compensation Committee also reviews and recommends to the Board any new compensation and administers the Company’s stock option plans. The Compensation Committee was formed in February 2006 and did not meet during 2005. As of the date of this report, Steven Rothman was Chairman of the Compensation Committee and the Committee was comprised of Steven Rothman and Pamela Jarratt.

Compliance with Section 16(a) of the Exchange Act

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except: Susan Weisman had two late Form 4’s reflecting option grants (option granted April 22, 2005, filed June 30, 2005; option granted June 30, 2005, filed July 21, 2005) and a late Form 5 reflecting previously unreported option grants on August 31, September 30, October 31, November 21 and December 2; Francis O’Donnell had a late Form 4 (reflecting grants on April 22, June 29 and June 30, filed July 21) and a late Form 5 reflecting previously unreported option grants on July 1, August 31, September 30, October 31, November 21, December 2 and December 7); Robert Lefevbre received five option grants during the year and filed a late Form 5 reflecting previously unreported grants; Joseph Emas received two stock option grants during the 2005 which were reported late on a Form 5; and Pamela Jarratt filed a late Form 5 reflecting her appointment and the issuance of an option grant on December 31, 2005. In addition, the Company’s former officer John Gore did not make any filings in 2005 although he was issued stock in May 2005 in settlement of certain obligations.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to Chief Executive Officer and our four most highly compensated employees.

	Annual Compensation					Long Term Compensation
	Year	Salary		Bonus		Awards			Payouts
Name and Principal Position						Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Francis O’Donnell Chief Executive Officer	2005	$123,341		—				—	—	—	$2,500
	2004	$7,000	(1)	$714,894	(2)			—	—	—	—
	2003	$632,250	(3)	—		$333,200	(3)		—	—	—

Susan Weisman Chief Financial Officer	2005	$178,061		—				—	—	—	$2,500
	2004	$92,589	(4)	—		—		—	—	—	—
	2003	—		—		—		—	—	—	—

John H. Gore Chief Sales and Marketing Officer	2005	$90,000	(5)			603,446		—	—	—	$603,446	(5)
	2004	$58,737	(5)	$429,532	(6)	—		—	—	—	—
	2003	$91,755		—		—		—	—	—	—

Robert Lefebvre President of SCI subsidiary	2005	$15,000
	2004	$3,750
	2003

(1)	Mr. O’Donnell was owed $8,750 and $193,000 for accrued and unpaid wages from salary earned at December 31, 2005 and 2004, respectively. Mr. O’Donnell converted $322,412 of accrued wages into 601,472 shares of common stock during 2005. Other Compensation reflects $2,500 paid as a car allowance for 2005.
(2)	During 2004, Mr. O’Donnell received $714,894 of compensation for his personal guarantees of Company debt. He voluntarily converted the debt to 777,058 shares of common stock, effective December 31, 2004.
(3)	Mr. O’Donnell received 1,405,000 shares of common stock on August 26, 2003 valued at $0.45 a share, for past and future services to the Company. The value of the stock was $632,250. In a separate transaction in 2003, Mr. O’Donnell converted $165,000 his affiliated companies had advanced to the Company to cover operating expenses into 1,200,000 shares of common stock. Since the conversion was calculated at the value on the date of the advance which was lower than the fair market value on the date of conversion; Mr. O’Donnell is credited with a gain of $333,200 reflecting the increase in value of the shares while the advance was outstanding.
(4)	Ms. Weisman is still owed $5,625 and $30,328 for accrued and unpaid wages from salary earned during 2005 and 2004, respectively. Ms. Weisman converted $72,037 of accrued wages into 146,181 shares of common stock during 2005. Other Compensation reflects $2,500 paid as a car allowance for 2005.
(5)	Mr. Gore left the Company on May 31, 2005. In settlement of all obligations due to Mr. Gore or his affiliates, in May 2005, we paid Mr. Gore $56,926 in cash, issued 600,000 shares of common stock valued at $396,260 for a total of $453,186 for his non-competition agreement and issued 341,500 shares of common stock valued at $150,260 as payment for his personal guarantees of Company obligations.
(6)	Mr. Gore was entitled to compensation of $485,610 during 2004 for his personal guarantees of Company obligations. The Company chose to pay this obligation by offsetting a liability owed to the Company by a company owned and controlled by Mr. Gore in the amount of $429,532, during the year ended December 31, 2004. The balance of $31,684 owed to Mr. Gore was accrued and unpaid in 2004. The payment of $429,532 to Mr. Gore was cancelled as part of the settlement described in Note 5 above.

Option Grant Table Option Grant Table

The grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005:

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Francis O’Donnell	175,000	3.69%	$0.56	7/1/2015	$13,851	$75,309
	600,000	12.64%	$0.43	9/30/2015	$125,488	$336,203
	30,000	0.63%	$0.37	10/31/2015	$8,074	$18,610
	45,750	0.96%	$0.31	11/21/2015	$15,058	$31,125
	60,000	1.26%	$0.31	12/2/2015	$19,749	$40,820
	12,500	0.26%	$0.31	12/7/2015	$4,114	$8,504
	100,000	2.11%	$0.38	8/31/2015	$25,915	$61,034
	75,000	1.58%	$0.43	9/30/2015	$15,686	$42,025

John H. Gore	—	—	—	—	—	—

Susan Weisman	400,000	8.42%	$0.43	9/30/2015	$83,659	$224,135
	30,000	0.63%	$0.37	10/31/2015	$8,074	$18,610
	45,750	0.96%	$0.31	11/21/2015	$15,058	$31,125
	60,000	1.26%	$0.31	12/2/2015	$19,749	$40,820
	100,000	2.11%	$0.38	8/31/2015	$25,915	$61,034
	75,000	1.58%	$0.43	9/30/2015	$15,686	$42,025

Robert Lefebvre	400,000	8.42%	$0.43	9/30/2015	$83,659	$224,135
	30,000	0.63%	$0.37	10/31/2015	$8,074	$18,610
	45,750	0.96%	$0.31	11/21/2015	$15,058	$31,125
	60,000	1.26%	$0.31	12/2/2015	$19,749	$40,820
	100,000	2.11%	$0.38	8/31/2015	$25,915	$61,034
	75,000	1.58%	$0.43	9/30/2015	$15,686	$42,025

	2,519,750

(1)	The Potential Realizable Value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of options granted in 2005, assuming that the stock appreciates in value from the date of grant until the end of the option term at the compounded annual rate specified (5% and 10%). Potential Realizable Value is net of the option exercise price. The assumed rates of appreciation are specified in rules of the SEC and do not represent the Company’s estimate or projection of future stock price. Actual gains, if any, resulting from stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions, as well as the option holders’ continued employment through the exercise/vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options At FY-End (#)Exercisable /Unexercisable	Value of In the Money Options at FY-End ($)Exercisable/ Unexercisable
Francis O’Donnell	0	$0	2,489,850/0	$13,543/$	0
Susan Weisman	0	$0	1,902,350/0	$12,418/$	0
John Gore	0	$0	0/0	$0/$	0
Robert Lefebvre	0	$0	1,010,750/0	$12,418/	0

Compensation of Directors

We currently have six directors, two of which are deemed independent directors. Our compensation policy for independent directors is to pay an annual retainer of $12,000 pursuant to a consulting agreement, $1,000 for each meeting of the Board of Directors attended, and $500 for each meeting of any committee of the Board of Directors attended as a participant or $1,000 for each such meeting attended as the Chairperson. In addition, we grant an option to purchase 50,000 shares of restricted common stock of the Company at an exercise price equal to the fair market value of the common stock on the date of the grant and under the terms of the Company’s 2005 Stock Option Plan. In addition, we reimburse our independent directors for their expenses incurred in connection with their services. We do not currently provide our non-independent directors with cash compensation. In addition, we reimburse our non-independent directors for their expenses incurred in connection with their services.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Francis O’Donnell-Effective September 1, 2004, we entered into an employment agreement with Francis O’Donnell, our Chief Executive Officer. Mr. O’Donnell’s employment agreement provides for a term of five years. Mr. O’Donnell is initially entitled to annual base compensation of $200,000 per year, which shall be increased to $250,000 per year in fiscal 2005 and to $300,000 per year for the remainder of the term and options to purchase up to 500,000 shares of common stock. Mr. O’Donnell is entitled to a bonus at the end of each fiscal year as determined by the Board of Directors. Mr. O’Donnell is entitled to a $1,250 per month automobile allowance. Mr. O’Donnell is entitled to receive options at the discretion of the Company’s Board of Directors. At December 31, 2005, Mr. O’Donnell has deferred approximately $8,750 in cash compensation under his employment agreement.

If Mr. O’Donnell is terminated by the Company without cause or good reason or upon a change in control (only if controlling entity does not assume the terms and conditions of the agreement): (i) a severance allowance of the remainder of the base salary through the end of the term at the then-effective rate; (ii) an additional severance allowance of five hundred thousand (500,000) shares of common stock of the Company) and, at the option of the Mr. O’Donnell, the Company will affect an immediate purchase of these shares and any options issued under our option plan; and (iii) all accrued but unpaid allowances and expense reimbursements. The purchase price for the common stock and any common stock underlying his options will be the average closing bid price of the Company’s common stock for the ten business trading days preceding termination. If there is no repurchase, the Company will be obligated to file a Registration Statement within 30 business days of termination that includes all of the common shares and the common shares underlying any options held by him.

Susan Weisman-Effective September 1, 2004, we entered into an employment agreement with Susan Weisman, our Chief Financial Officer. Ms. Weisman’s employment agreement provides for a term of five years. Ms Weisman is initially entitled to annual base compensation of $225,000 per year, which shall be increased at the discretion of the Board of Directors and options to purchase up to 500,000 shares of common stock. Ms. Weisman is entitled to a bonus at the end of each fiscal year as determined by the Board of Directors. Ms. Weisman is entitled to a $1,250 per month automobile allowance. Ms Weisman is entitled to receive options at the discretion of the Company’s Board of Directors. At December 31, 2005, Ms. Weisman has deferred approximately $5,625 in cash compensation under her employment agreement.

If Ms Weisman is terminated by the Company without cause or good reason or upon a change in control (only if controlling entity does not assume the terms and conditions of the agreement): (i) a severance allowance of the remainder of the base salary through the end of the term at the then-effective rate; (ii) an additional severance allowance of 500,000 shares of common stock of the Company) and, at the option of Ms Weisman, the Company will affect an immediate purchase of these shares; and (iii) all accrued but unpaid allowances and expense reimbursements.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

As of the date of this annual report, the members of the Compensation Committee were Steven Rothman and Pamela Jarratt. None of the members of he Compensation Committee were officers or employees of the Company or any of its subsidiaries during fiscal year 2005 or were former officers or employees of the Company or any of its subsidiaries.

Board Compensation Committee Report on Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors consists entirely of directors who have never served as officers or employees of the Company or any of its subsidiaries. The Committee determines and administers the compensation of the Company’s executive officers. Set forth below are the principal factors underlying the Committee’s philosophy used in setting compensation.

Compensation Philosophy — At the direction of the Board of Directors, the Committee endeavors to ensure that the compensation programs for executive officers of the Company and its subsidiaries are competitive and consistent in order to attract and retain key executives critical to the Company’s long-term success. The Committee believes that the Company’s overall financial performance should be an important factor in the total compensation of executive officers. At the executive officer level, the Committee has a policy that a significant proportion of potential total compensation should consist of variable, performance-based components, such as stock options, stock awards and bonuses, which can increase or decrease to reflect changes in corporate and individual performance. These incentive compensation programs are intended to reinforce management’s commitment to enhancement of profitability and stockholder value.

The Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the chief executive officer and other executive officers. The Committee considers such corporate performance measures as net sales, open orders, net income, earnings per share and similar quantitative measures. The Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major corporate projects, demonstrated leadership ability and contributions to industry and community development. For 2005, the most important qualitative factors in determining incentive compensation awards to executive officers were the Committee’s assessments of their contributions to the Company’s sales, acquisitions, increased revenues, and improved capital structure.

The Committee also evaluates the total compensation of the Company’s chief executive officer and other executive officers in light of information regarding the compensation practices and corporate financial performance of similar companies in the Company’s industry. However, the Committee does not target a specific percentile range within the peer group compensation structure in determining compensation for executive officers. From time to time, the Committee also receives assessments and advice regarding the Company’s compensation practices from independent compensation consultants.

Relationship of Performance to Compensation — Compensation that may be earned by the executive officers in any fiscal year consists of base salary, cash bonus and stock-based compensation. Salaries are reviewed periodically and adjusted as warranted to reflect sustained individual performance. The Committee focuses primarily on total annual compensation, including incentive awards and cash bonuses, rather than base salary alone, as the appropriate measure of executive officer performance and contribution.

The executive officers receive incentive compensation awards based on individual goals and milestones established for each officer at the beginning of each year and other factors as determined by the Committee. Such officers receive compensation for the subsequent attainment of these goals.

The Company’s various stock option plans authorize the Committee to make grants and awards of stock options, stock appreciation rights, non-vested stock units and other stock-based awards. The Committee grants such compensation to executive officers, as well as other employees and consultants of the Company and its subsidiaries below the executive officer level, as it deems appropriate.

In approving grants and awards under the stock option plans, the quantitative and qualitative factors and industry comparisons outlined above will be considered. The number and type of awards previously granted to and held by executive officers is reviewed but is not an important factor in determining the size of current grants.

To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. Some types of compensation payments and their deductibility (e.g., the spread of exercise of non-qualified options) depend upon the timing of an executive’s vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax laws and other factors beyond the Committee’s control also affect the deductibility of compensation.

Chief Executive Officer Compensation — Mr. O’Donnell entered into an employment agreement, effective September 1, 2004 for a five year term, renewable at the option of Mr. O’Donnell for an additional five year term. For 2005, his employment agreement provided for an annual salary of $250,000, related to various capital transactions, acquisitions, financings, integration of the business units acquired and revenue growth. The amounts of Mr. O’Donnell’s bonuses will be determined by the Compensation Committee based upon a combination of factors, weighted heavily toward operating results of the Company. Mr. O’Donnell did not receive a bonus for 2005.

The Compensation Committee has not yet considered 2006 compensation of executive officers, but will do so as it meets in 2006.

Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a public company generally will not be entitled to a deduction for non-performance-based compensation paid to certain executive officers to the extent such compensation exceeds $1.0 million. Special rules apply for “performance-based” compensation, including the approval of the performance goals by the stockholders of the Company.

The Company has not adopted any formal policy with respect to Section 162(m) of the Internal Revenue Code of 1986. However, the Compensation Committee generally structures compensation to be deductible and considers cost and value to the Company in making compensation decisions, which would result in non-deductibility. The Board has on occasion made decisions resulting in non-deductible compensation.

The undersigned members of the Compensation Committee have submitted this report to the Board.

COMPENSATION COMMITTEE
Stephen Rothman, Chairperson
Pamela Jarratt

The Report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the Nasdaq Composite Index and a peer group index for the period from inception commencing January 8, 2003 and ending December 31, 2005. The data represented below assumes $100 invested in the Company’s Common Stock, the Nasdaq Composite Index and the peer group index on January 8, 2003. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

Index	January 8, 2003 (inception)	December 31, 2003	December 31, 2004	December 31, 2005
Nasdaq	100	143	155	157
Coach Industries Group, Inc.	100	1,227	820	267
Specialty Finance Index *	100	135	164	185

*	The peer group, Specialty Finance Index, consists of CIT Group Inc. (NYSE: CIT), Principal Financial Group Inc. (NYSE: PFG) and American Capital Strategies, Ltd. (Nasdaq.NM: ACAS).

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee is currently composed of two directors, each of whom meets the independence requirements of the SEC.

Management is responsible for the preparation of the Company’s financial statements and financial reporting process including its system of internal controls. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and expressing (i) an opinion on whether the Company’s financial statements present fairly, in all material respects, the Company’s financial position and results of operations for the periods presented in conformity with accounting principles generally accepted in the United States and (ii) an opinion on whether management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Audit Committee’s responsibility is to monitor and oversee these processes. The Board of Directors has determined that Pamela Jarratt, the Chairman of the Audit Committee, is an audit committee financial expert and is independent.

In connection with these responsibilities, the Audit Committee met with management and the independent registered public accounting firm to review and discuss the December 31, 2005 consolidated financial statements and obtained from management their representation that the Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee also discussed with the independent registered public accounting firm the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees), which includes, among other items, information regarding the conduct of the audit of the Company’s consolidated financial statements. The Audit Committee also received written disclosures from Jewett Schwartz & Associates, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with Jewett Schwartz & Associates, LLP that firm’s independence from the Company and its management. The Audit Committee has further considered the compatibility of the services provided by Jewett Schwartz & Associates, LLP with that firm’s independence.

The Audit Committee operates under a written charter, which was adopted by the Board and is assessed annually for adequacy by the Audit Committee. The Audit Committee held seven meetings during fiscal 2004, including meetings with the independent registered public accounting firm, both with and without management present. In performing its functions, the Audit Committee acts only in an oversight capacity. It is not the responsibility of the Audit Committee to determine that the Company’s financial statements are complete and accurate, are presented in accordance with accounting principles generally accepted in the United States or present fairly the results of operations of the Company for the periods presented or that the Company maintains appropriate internal controls. Nor is it the duty of the Audit Committee to determine that the audit of the Company’s financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversight Board (United States) or that the Company’s registered public accounting firm is independent.

Based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, to be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE
Pamela Jarratt, Chairperson
Steven Rothman

The Report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 1, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

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

Name of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class
Francis O’Donnell (2) Chief Executive Officer, Chairman of the Board of Directors	12,184,409	(2)	33.27%

Robert Lefebvre Director(6)	2,304,867	(6)	6.61%

Joseph I. Emas Director (5)	523,500	(5)	1.3%

Susan Weisman Chief Financial Officer, Director(3)	2,154,238	(3)	6.18%

Steven H. Rothman Director(4)	50,000	(4)	* %

Pamela H. Jarratt Director(4)	50,000	(4)	* %

Alpha Capital Aktiengesellschaft (7)	4,522,833	(7)	14.65%

All Officers and Directors as a group (6 persons)	17,267,014		47.36%

(1)	Calculated based on 29,134,000 shares of common stock outstanding as of March 1, 2006.
(2)	Includes up to 2,489,850 shares of common stock, issuable upon exercise of options issued; 2,035,582 shares of common stock and 1,760,582 warrants to purchase shares of common stock issuable upon conversion of promissory notes, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 188,333 shares of common stock owned by Innovative Consulting LLC, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 60,533 shares of common stock owned by International Equities and Finance LLC, all of which Francis O’Donnell may be deemed to beneficially own under Rule 13d-3; 423,529 shares of common stock owned by Go Commercial Leasing Company, all of which Francis O’Donnell may be deemed to be beneficially own under Rule 13d-3; and 1,022,500 shares of common stock of which Francis O’Donnell retains voting control. Francis O’Donnell collectively maintains the voting rights for these shares of common stock. 1,800,000 shares owned by Springfield Coach Industries Corporation, Inc. all of which Elm Street Partners may be deemed to beneficially own under Rule 13d-3.
(3)	Includes up to 1,902,350 shares of common stock, issuable upon exercise of options; and 75,000 shares of common stock owned by Kramer Weisman and Associates, LLP, an accounting and consulting firm controlled by Lester Weisman, the husband of Susan Weisman, which may be deemed beneficially owned by Susan Weisman under Rule 13d-3.

(4)	Includes 50,000 shares of common stock, issuable upon exercise of options.
(5)	Includes up to 325,000 shares of common stock, issuable upon exercise of options.
(6)	Includes up to 1,010,750 shares of common stock issuable upon exercise of options; and 1,294,117 shares of common stock owned by Carmen Lefebvre, the wife of Robert Lefebvre, all of which may be deemed beneficially owned by Robert Lefebvre under Rule 13d-3.
(7)	Includes 1,833,333 shares of common stock issuable upon exercise of a warrant. Information on holder derived from Schedule 13G filed by holder.

Item 13. Certain Relationships and Related Transactions.

John Gore Transactions: On May 31, 2005, John H. Gore left all positions he held with and the Company and the Company settled all obligations of Mr. Gore personally, FCW Realty and Go Commercial Leasing, companies in which Mr. Gore owns and/ or controls through his wife Helen Gore. All obligations owed to Mr. Gore and related obligations owed by various entities controlled by Mr. Gore were considered settled. The Company recognized a gain on settlement of this obligation amounting to $434,000 for the year ended December 31, 2005.

The settlement included a charge-off of $429,000 for a receivable owed to us by a related entity of Mr. Gore for salaries, rent, materials and reimbursement of leasehold improvements which arose because we paid these expenses on behalf of Mr. Gore’s company. This was offset by cancelling $485,000 of compensation we owed Mr. Gore in 2004 for his personal guarantees.

The settlement included the cancellation of 556,098 shares of common stock issued to a related entity of Mr. Gore valued at $684,000 in exchange for a $250,000 obligation due in installments over a 12 month period. The Company paid to the related party of Mr. Gore $62,500 on July 28, 2005 and on October 31, 2005. The balance was due in two equal installments of $62,500 on January 31, 2006 and April 30, 2006. The December 31, 2005 balance was $125,000 and is included in related party payables.

The settlement also included Mr. Gore’s entry into a non-compete agreement for a period of three years in return for 600,000 shares of common stock valued at $396,000 and payment of $55,000 . The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at December 31, 2005 is $377,000. In addition, Mr. Gore was issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions in 2005. The stock is valued at $150,000 and is being amortized over the remaining term of the lease obligation.

Lefebvre Transactions: Mr. Lefebvre owns a significant interest in an insurance brokerage company which provides exclusive services to CDS; specifically accident and occupational hazard insurance and the contract liability program for CDS. The total commission earned by his company from CDS premiums amounted to $690,000 for the year ended December 31, 2005 and $195,000 for the year ended December 31, 2004.

Executives Voluntary Conversions of Debt to Stock. During 2005, the Company issued 601,472 and 146,181 shares of common stock in exchange for the extinguishment of accrued liabilities owed to its Chief Executive Officer, Francis O’Donnell and its Chief Financial Officer, Susan Weisman for $322,413 and $72,038 of accrued wages and interest, respectively.

Part IV

Item 14: Principal Accountant Fees And Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004.

		Fiscal Year Ended
Fee Category		December 31, 2005	December 31, 2004
(i)	Audit Fees	$82,900	$56,000
(ii)	Audit Related Fees	$—	$22,500
(iii)	Tax Fees	$12,500	—
(iv)	All Other Fees	—	—
	Total Fees	$95,400	$78,500

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

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The Company was not provided with any tax-related services in fiscal 2005 or 2004.

All Other Fees. All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee considers that the work done for us in the year ended December 31, 2005, by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.’s independence.

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our December 31, 2005 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Index to Financial Statements (included under Item 8):

Description	Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated balance sheets at December 31, 2005 and 2004	F-2

Consolidated statements of operations for the for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-3

Consolidated statements of shareholders’ equity for the for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-4

Consolidated statements of cash flows for the for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-7

Notes to consolidated financial statements for the for the period from January 8, 2003 (inception) through December 31, 2003 and for the years ended December 31, 2005 and 2004	F-9

Exhibits
2.1	Agreement and Plan of Merger among the Registrant and CDS Merger Sub, Inc. and Corporate Development Services, Inc. and certain Shareholders thereof. (1)

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

10.1	Form of Cadillac Master CoachBuilder Agreement with General Motors Corporation. (5)

10.2	Quality Vehicle Modifier Agreement between Commercial Transportation Manufacturing Corporation and Ford Motor Company, dated as of March 23, 2004. (5)

10.3	Common Stock Purchase Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.4	Registration Rights Agreement dated May 19, 2004, between the Registrant and Fusion Capital Fund II, LLC.(3)

10.5	Securities Purchase Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd.(4)

10.6	Secured Convertible Term Note of Coach Industries Group, Inc. dated September 29, 2004, in favor of Laurus Master Fund, Ltd. (4)

10.7	Master Security Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc., and Laurus Master Fund, Ltd. (4)

10.8	Common Stock Purchase Warrant of the Registrant dated September 29, 2004, Coach Industries Group, Inc. in favor of Laurus Master Fund, Ltd.(4)

10.9	Registration Rights Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.10	Stock Pledge Agreement dated September 29, 2004, among the Registrant, Coach Industries Group, Inc and Laurus Master Fund, Ltd. (4)

10.11	Subsidiary Guaranty dated September 29, 2004, Coach Industries Group, Inc in favor of Laurus Master Fund, Ltd. (4)

10.12	Funds Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.13	Escrow Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (4)

10.14	Restricted Account Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.15	Letter Agreement dated September 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.16	Amendment Agreement dated October 29, 2004, between the Registrant and Laurus Master Fund, Ltd. (5)

10.17	Amendment Agreement dated January 5, 2005, between the Registrant and Laurus Master Fund, Ltd. (5)

10.18	Employment Agreement dated September 1, 2004, between the Registrant and Francis J. O’Donnell. (5)

10.19	Loan and Security Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.20	Assumption Agreement dated July 12, 2004, between the Registrant and Sovereign Bank. (5)

10.21	Master Loan and Security Agreement dated August 20, 2004, between Springfield Coach Industries Corporation, Inc. and Ford Motor Credit Company. (5)

10.22	Master Loan and Security Agreement dated December 16, 2004, between Coach Financial Services, Inc. and New World Lease Funding, LLC. (5)

10.23	Intercreditor Agreement dated January 12, 2005, among Subcontracting Concepts, Inc., North Fork Bank and Laurus Master Fund, Ltd. (5)

10.24	Settlement Agreement and General Release, dated May 31, 2005, between Coach Industries Group, Inc. (and all affiliates) and John Gore (and all affiliates). (6)

10.25	Fleet Loan and Security Agreement, dated June 18, 2005, between Coach Financial Services, Inc. and DaimlerChrysler Services North America LLC. (7)

10.26	Bodybuilder Floorplan Financing Agreement, dated June 30, 2005, between Springfield Coach Industries Corp. and DaimlerChrysler Services North America LLC. (7)

10.27	Securities Purchase Agreement, dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.28	Secured Term Note of Coach Industries Group, Inc., dated October 31, 2005, in favor of Laurus Master Fund, Ltd. (8)

10.29	Common Stock Purchase Warrant of Coach Industries Group, Inc., dated October 31, 2005, in favor of Laurus Master Fund, Ltd. (8)

10.30	Registration Rights Agreement, dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.31	Reaffirmation and Ratification Agreement and Amendment dated October 31, 2005, by and between Coach Industries Group, Inc. and Laurus Master Fund, Ltd. (8)

10.32	Membership Interest Purchase Agreement, dated November 18, 2005, by and between Coach Industries Group, Inc. and BFT Funding Company No. 1, LLC. (9)

10.33	Promissory Note of Coach Industries Group, Inc., dated November 18, 2005, in favor of BFT Funding Company No. 1, LLC. (9)

10.34	Form of Independent Director Consulting Agreement. (12)

10.35	2004 Stock Option Plan (10)

10.36	2005 Stock Option Plan (12)

10.37	Employment Agreement of Susan Weisman dated as of September 1, 2004. (12)

10.38	Form of Option Agreement (12)

14.1	Code of Ethics(11)

21.1	List of Subsidiaries. (12)

23.1	Consent of Registered Certified Public Accountants. (12)

31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (12)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (12)

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Registration Statement on form S-8 filed with the Commission on April 26, 2000, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 3, 2004, and incorporated herein by this reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on October 6, 2004, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to our Registration Statement on form SB-2 filed with the Commission on January 19, 2005, and incorporated herein by this reference.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 17, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on July 7, 2005, and incorporated herein by this reference.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on November 10, 2005, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on December 7, 2005, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to our Proxy Statement filed September 16, 2004.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on March 25, 2004, and incorporated herein by this reference.
(12)	Previously filed as an exhibit to our Annual Report on Form 10-K for our year ended December 31, 2005, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

By:	/S/ FRANCIS O’DONNELL
Francis O’Donnell Chief Executive Officer (principal executive officer)
Date: April 25, 2006

By:	/S/ SUSAN WEISMAN
Susan Weisman Chief Financial Officer (principal accounting and financial officer)
Date: April 25 , 2006

Name		Position	Date

By:	/S/ FRANCIS O’DONNELL Francis O’Donnell	Director	April 25, 2006

By:	/S/ SUSAN WEISMAN Susan Weisman	Director	April 25, 2006

*By:	/S/ JOSEPH I. EMAS Joseph I. Emas	Director	April 25, 2006

*By:	/S/ ROBERT LEFEBVRE Robert Lefebvre	Director	April 25, 2006

*By:	/S/ PAMELA JARRATT Pamela Jarratt	Director	April 25, 2006

*By:	/S/ STEVEN ROTHMAN Steven Rothman	Director	April 25, 2006

* By attorney-in-fact

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.