Form 10-Q
period 2006-03-31
COACH INDUSTRIES GROUP INC
filed 2006-05-15
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

29,133,375 shares of common stock, $0.001 par value, as of May 1, 2006.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,478,582	$3,046,069
Restricted cash	247,237	247,196
Accounts receivable, net	2,160,317	1,582,335
Supply inventory	1,100,100	1,363,694
Lease receivable – current	2,127,840	1,559,635
Accounts receivable - other	200,238	190,681
Prepaid expenses and other current assets	1,060,651	445,915

Total current assets	9,374,965	8,435,525

PROPERTY AND EQUIPMENT, net	2,179,693	2,231,347
INTANGIBLE – CUSTOMER LIST, net	2,260,000	2,290,000
LEASE RECEIVABLES, net	2,849,066	3,443,793
DEFERRED LOAN COSTS, net	403,597	379,313
GOODWILL	6,290,959	6,304,182

	$23,358,280	$23,084,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,573,178	$1,215,170
Advance payment contract settlement	2,722,150	1,868,000
Accrued interest payable	134,852	109,854
Warrant liability	189,958	574,998
Related party payable	87,500	376,246
Current portion lease receivable	1,131,187	1,354,167
Current portion of long-term debt	1,302,339	1,465,119
Warranty reserve	119,832	116,392
Customer deposits	68,000	41,000
Accrued wages	94,338	61,019
Note payable – related parties	575,000	650,000
Lines of credit	942,276	894,418

Total current liabilities	8,940,610	8,726,383

OTHER LIABILITIES:
Convertible notes payable- long term	5,697,661	5,534,881
Lease financing obligation	3,313,654	3,075,971
Minority interest	(61,683)	—

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 29,133,375 and 29,038,214 shares issued and outstanding, respectively	29,134	29,038
Additional paid-in capital	20,002,966	19,915,720
Restricted stock – unearned compensation	(919,857)	(938,680)
Accumulated deficit	(13,644,205)	(13,259,153)

Total shareholders’ equity	5,468,038	5,746,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,358,280	$23,084,160

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31 (Unaudited)
	2006	2005
REVENUES	$75,077,565	$58,078,835

COST OF GOODS SOLD	73,799,163	56,262,763

GROSS PROFIT	1,278,402	1,816,072

OPERATING EXPENSES:

General and Administrative	1,454,026	1,394,618
Research and development	—	106,050
Provision (benefit) from lease losses	(12,486)	31,068
Amortization of deferred compensation	60,248	57,450
Provision for losses associated with the joint venture	125,000	—
Warrant liability valuation	(385,040)	—
Sales and marketing	165,837	189,061
Rent	87,408	72,230
Interest expense	255,643	243,900

Total operating expenses	1,750,636	2,094,377

Loss before minority interest	(472,234)	(278,305)

Less: Minority interest	(87,183)	—

Loss before income taxes	(385,051)	(278,305)

Income taxes	—	—

NET LOSS	$(385,051)	$(278,305)

Basic and diluted net (loss) per share :
Net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	29,038,277	18,831,272

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(385,051)	$(278,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	181,453	242,807
Provision (benefit from) lease losses	(12,486)	31,068
Amortization of deferred compensation	60,248	57,450
Warranty expense	21,000	31,000
Charges to warranty reserve	(17,560)	(59,408)
Warrant Liability Valuation	(385,040)	—
Provision for losses associated with joint venture	125,000	—
Loss attributed to JV	(87,183)	—
Changes in operating assets and liabilities
Accounts receivable	(577,982)	42,864
Customer Deposits	27,000	(98,445)
(Due from) due to related party	—	(15,040)
Unbilled revenue	—	(1,395,562)
Supply inventory	263,594	157,107
Lease receivable repayments	679,665	479,568
Lease fundings	(639,918)	(2,512,366)
Lease liability repayments	(625,216)	(541,704)
Fundings lease liability	639,918	3,121,370
Prepaid expenses and other	(598,793)	(40,036)
Accrued contract settlement	854,150	2,310,323
Advance payment – contract settlement	—	158,334
Accounts payable and accrued expenses	338,675	(710,776)

Net cash provided (used in) in operating activities	(138,526)	980,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions not of cash received		—
Restricted cash	(41)	(53,000)
Acquisition of fixed assets	(33,015)	(166,225)
Investment in JV	(50,000)	—
Reduction in investment in FleetPlan	12,483	—

Net cash used in investing activities	(70,573)	(219,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party payable	(288,746)	(35,000)
Repayment of notes payable – related parties	(75,000)	(700,000)
Repayment on convertible debentures	—	(90,455)
Repayment on line of credit	—	(910,803)
Deferred Loan Fees	(42,500)	(3,100)
Borrowings from line of credit	47,858	500,000

Net cash (used in) financing activities	(358,388)	(1,239,358)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(567,487)	(478,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,046,069	3,545,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,478,582	$3,067,661

The accompanying notes are an integral part of these financial statements

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

1. Background

The Company

Coach Industries Group, Inc. (Coach) is a holding company, which, through severally wholly owned subsidiaries, offers an array of financial services, insurance products and fleet management services to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the provisioning of commercial fleet drivers for these operators. Coach also provides specialty insurance products for the commercial fleet drivers. The Company’s long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators.

Finance Leasing Operations. Coach Financial Services, (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size Commercial fleet operators through the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commence operations at the time of the acquisition but will be the platform, business model, titling trust for our planned commercial daily rental leased vehicles to franchisees for terms up to twelve months. The Company anticipates beginning to deliver vehicles and leases to franchisees by the beginning of the third quarter. This was delayed a quarter due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as financing availability.

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provisions specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently the Company provides its products to approximately 7,300 commercial fleet drivers and 270 commercial fleet companies. Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product.

Manufacturing. SCB and CTMC are one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, the Company, through Springfield Coach Industries, Inc. (“SCI”) and American Dealerships Corporation for American-Springfield, LLC (“American-Springfield”) a Florida limited liability company. American-Springfield performs the sales and marketing Springfield Coach Industries, Inc.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

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

Stock Based Compensation

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

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation is classified in the same expense lines as cash compensation is reported for the same employees.

The Company implemented this pronouncement effective January 1, 2006, however all options granted in prior years were fully vested prior to January 1, 2006.

The Company recognized costs associated with the common stock options issued to employees of $3,600 and capitalized $52,000 related to the valuation of those options to an officer and a director of the Company. The options vest over a three year period. The value of the options were based on a Black-Scholes model, with a duration of the options of 2 years, volatility related to these options of 62%, the market value at the date the options were granted was $0.36.

Minority Interest

The Company entered into a joint venture, American Springfield, LLC at December 31, 2005. The joint venture operations are conducted through this subsidiary; a 51% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders’ equity. We allocate profits and losses to the minority interest in our majority-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements The change in this balance from period to period represents the investors’ share of the income or loss.

Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

Management has assessed the joint venture established at December 31, 2005, which is not wholly owned by us, to determine if this entity would be considered a VIE and whether we would be considered the primary beneficiary. It was determined that the joint venture is not a VIE.

The Company invested $50,000 at inception of the joint venture. The Company owns a 51% ownership of the joint venture. SCB is required to support all losses for the joint venture and the pricing model for the Joint Venture would be based on SCB selling the vehicles to the joint venture at a break-even pricing. The joint venture is marketing all the vehicles and providing the sales function for SCB. The minority interest share of the losses is $87,000. As the joint venture must have profits on future sales of the vehicles to absorb future losses, the Company has provided for a reserve of $87,000 to protect against the potential for the future losses in future periods not offset by future profits. In addition, the Company reserved an accrual for additional expenses associated with the agreement with the joint venture.

Warrant Liability

Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in the Company’s Own Stock”. Warrant liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity. The Company is contractually required to register the shares underlying the warrants. Upon registration, the warrants will be reevaluated for its classification as either a liability or equity. The terms associated with the various warrants that the Company has outstanding would then meet the classification criteria for an equity instrument, thus settled in shares of the Company’s common stock. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company’s stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company’s stock price and other input formulas related to the Black-Scholes model, such as changes in interest rates, duration and volatility.

The Company valued its warrants using a Black-Scholes pricing model at March 31, 2006 at $189,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in a benefit of $385,000, based on the market value of $0.36; a duration of between .5 and 1 year on the options; volatility of 62% and a risk free interest rate of 4.80%. Upon the underlying shares of stock being registered, the Company will record a warrant liability. The warrants will be valued as of the balance sheet date until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to equity.

3. Supplemental Cash Flow Information

	As of March 31, 2006	As of March 31, 2005
Non cash financing/investing activities:

Issuance of restricted stock related to deferred compensation	—	$97,000
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	—	$25,000
Issuance of common stock options to employees	$52,039	—
Conversion of officer’s wages	$35,000	—

4. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets are as follows:

	March 31, 2006	December 31, 2005
Prepaid expenses	$368,591	$166,351
Prepaid Chassis	226,238	—
Prepaid Parts - Inventory	42,263	—
Stock Issue - Personal Guarantees	162,948	179,970
Other Assets	52,714	—
Security Deposits	104,497	99,594
Repossessed Assets	77,900	—
Investment in JV	25,500	—

	$1,060,651	$445,915

5. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: manufacturing, lease finance and independent contractor settlement. The Parent Company includes the operations of Coach.

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	CFS and FleetPlan
Independent Contractor Settlement	CDS
Parent Company	Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

March 31, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$2,722,245	$610,820	$71,744,500	$—	$75,077,565
Cost of Goods Sold	2,393,392	507,627	70,898,144	—	73,799,163
Gross Margin	328,853	103,193	846,356	—	1,278,402
General and Administrative Expenses	391,188	164,615	587,441	520,209	1,663,453

Segments net income (loss) before income taxes	$(62,335)	$(61,422)	$258,915	$(520,209)	$(385,051)

The Company includes FleetPlan in the lease finance segment for 2006. The loss specific to FleetPlan for the three months ended March 31, 2006 was $93,000.

March 31, 2005	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$3,240,515	$1,568,683	$53,269,637	$—	$58,078,835
Cost of Goods Sold	2,362,856	1,432,729	52,490,438	(23,260)	56,262,763
Gross Margin	877,659	135,954	779,199	23,260	1,816,072
General and Administrative Expenses	680,677	93,377	611,156	709,167	2,094,377

Segments net income (loss) before income taxes	$196,982	$42,577	$168,043	$(685,907)	$(278,305)

6. Subsequent Events

Formation of New Insurance Product

During April 2006 the Company formed and began marketing a new insurance product through a risk sharing insurance arrangement whereby the Company provides Occupational and Accident Insurance directly to its more than 7,300 independent contractors supported through CDS. The Company has engaged Dallas National Insurance Company to provide the excess and aggregate insurance for the program.

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

The Company

Coach Industries Group, Inc. (Coach) is a holding company, which, through severally wholly owned subsidiaries, offers an array of financial services, insurance products and fleet management services to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the provisioning of commercial fleet drivers for these operators. Coach also provides specialty insurance products for the commercial fleet drivers. The Company’s long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators.

Finance Leasing Operations. Coach Financial Services, (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size Commercial fleet operators through the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commence operations at the time of the acquisition but will be the platform, business model, titling trust for our planned commercial daily rental leased vehicles to franchisees for terms up to twelve months. The Company anticipates beginning to deliver vehicles and leases to franchisees by the beginning of the third quarter. This was delayed a quarter due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as financing availability.

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provisions specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently the Company provides its products to approximately 7,300 commercial fleet drivers and 270 commercial fleet companies. Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product.

Manufacturing. SCB and CTMC are one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, the Company, through Springfield Coach Industries, Inc. (“SCI”) and American Dealerships Corporation for American-Springfield, LLC (“American-Springfield”) a Florida limited liability company. American-Springfield performs the sales and marketing Springfield Coach Industries, Inc.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, term notes, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the years ended December 31, 2005 and 2004, of approximately $5.0 million and $6.5 million, respectively, and a net loss of $385,000 and $278,000 for the three months ended March 31, 2006 and 2005, respectively. The cash used in operating activities for the three months ended March 31, 2006 was approximately $139,000 compared to $1.0 million provided by operations for the same period in 2005. The cash used for financing activities for the three months ended March 31, 2006 was $71,000 compared to $219,000 for the 2005 period. Investing activities used $1.2 million for the three months ended March 31, 2005 compared to $358,000 for 2006. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next twelve months. Additional financing and working capital will be required to provide funding to our commercial fleet operators for leases. We anticipate that the additional funding will be available through the exercise of its outstanding warrants, additional funding from our current lenders and future additional equity investors. If the Company is unable to maintain its current cost of operations, or seeks further expansion, additional funding will become necessary.

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

Financial Condition - March 31, 2006 compared to December 31, 2005

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.0 million at December 31, 2005 to $2.5 million at March 31, 2006, the decrease is primarily the needs of the operating entities to reduce payables and working capital requirements.

Restricted cash. Restricted cash was $247,000 at December 31, 2005 and March 31, 2006. These balances are primarily related to the body-builder line with Daimler Chrysler and are held on deposit in a cash management account at Daimler Chrysler at March 31, 2006.

Accounts receivable. Accounts receivable at December 31, 2005 was $1.6 million compared to $2.2 million at March 31, 2006. The increase primarily relates to receivables associated with CDS.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.4 million at December 31, 2005 to $1.1 million at March 31, 2006. Units upon back-orders at March 31, 2006 were 13 compared 10 December 31, 2005.

Prepaid expenses and other assets. The components of prepaid expenses and other assets were as follows:

	March 31, 2006	December 31, 2005
Prepaid expenses	$368,591	$166,351
Prepaid Chassis	226,238	—
Prepaid Parts - Inventory	42,263	—
Stock Issue - Personal Guarantees	162,948	179,970
Other Assets	52,714	—
Security Deposits	104,497	99,594
Repossessed Assets	77,900	—
Investment in JV	25,500	—

	$1,060,651	$445,915

Goodwill. At March 31, 2006 and December 31, 2005 goodwill was $6.3 million relating to the acquisitions of FleetPlan, SCB, CFS and CDS.

Lease receivables, net. At March 31, 2006 the balance of leases receivable was approximately $5.0 million net of an allowance for lease losses of approximately $77,000. The Company recognized a benefit for lease losses as the acquired portfolio declined by approximately $12,000.

Liabilities

Accrued wages. Accrued wages increased from $61,000 at December 31, 2005 to $94,000 at March 31, 2006, the increase is primarily due to the accrued wages relating to the operations and timing of payroll.

Accounts payable and other accrued expenses. Accounts payable and accrued expenses increased from $1.2 million at December 31, 2005 to $1.6 million at March 31, 2006, the increase is primarily relating to the operations the Company. Accrued expenses at Coach increased $125,000 relating to the reserve for losses associated with the joint venture from December 31, 2005 to March 31, 2006. Payables at CDS increased approximately $250,000 relating to payments to the insurance carrier relating to accident and occupational insurance premiums at March 31, 2006. The Company reduced its liabilities with suppliers and dealers at December 31, 2005 in an effort to improve relations with its suppliers at the manufacturing plant.

Customer deposits. Customer deposits increased from $41,000 at December 31, 2005 to $68,000 at March 31, 2006. The increase relates to the Company focusing on increasing the overall deposits it receives on its production for the manufacturing facility to insure that the sale occurs timely. The Company has assessed the value of a deposit of between $5,000 and $10,000 and the commitment by the customer. The Company had nine vehicles in production with deposits totaling $16,000 as December 31, 2005 compared to nine deposits at March 31, 2006, totaling $68,000 relating to the manufacturing facility. CDS had one customer deposit of $25,000 at December 31, 2005 and zero at March 31, 2006.

Related party payable. Related party payable decreased from $376,000 at December 31, 2005 to $88,000 at March 31, 2006. This amount related to approximately $200,000 paid to an affiliate of one of its subsidiary. This amount was repaid in January 2006. In addition the Company owed $125,000 to a company affiliated with a former officer and director at December 31, 2005. The company repaid $62,500 during the three months ended March 31, 2006. The balance is due in the second quarter of 2006.

Lines of credit. The lines of credit increased from $894,000 million at December 31, 2005 to $942,000 at March 31, 2006. This line of credit is directly associated with the number of vehicles in the manufacturing production.

Advance payments contract settlement. Advance payments contract settlements at December 31, 2005 and March 31, 2006 was $2.7 million and $1.9 million, respectively. The contract settlement is funded by commercial fleet operators in anticipation of those balances due to the drivers on the stipulated settlement date. The timing of the settlement to the drivers is typically between twenty-four and forty-eight hours of funding.

Warrant liability. The Company valued its warrants using a Black-Scholes pricing model at March 31, 2006 at $189,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in a benefit of $385,000, based on the market value of $0.36; a duration of between .5 and 1 year on the options; volatility of 62% and a risk free interest rate of 4.80%. Upon the underlying shares of stock being registered, the Company will record a warrant liability. The warrants will be valued as of the balance sheet date until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to equity.

Term Note Payable – At March 31, 2006 and December 31, 2005 the Company Term Note was $7.0 million, due on October 31, 2009. Interest is due monthly at prime plus 1.5%. The portion of the debt that is classified as short-term is approximately $1.3 million at March 31, 2006 and $1.4 million at December 31, 2005. The decline relates to the deferral of payments by the lender until September 1, 2006.

Lease financing obligation. Lease financing obligation at March 31, 2006 was $4.5 million compared to $3.5 million at December 31, 2005. The average interest charged on these leases is 7.25 percent.

Results of Operations – For the Three Months Ended March 31, 2006 compared to March 31, 2005

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	CFS and FleetPlan
Independent Contractor Settlement	CDS
Parent Company	Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

March 31, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$2,722,245	$610,820	$71,744,500	$—	$75,077,565
Cost of Goods Sold	2,393,392	507,627	70,898,144	—	73,799,163
Gross Margin	328,853	103,193	846,356	—	1,278,402
General and Administrative Expenses	391,188	164,615	587,441	520,209	1,663,453

Segments net income (loss) before income taxes	$(62,335)	$(61,422)	$258,915	$(520,209)	$(385,051)

The Company includes FleetPlan in the lease finance segment for 2006. The loss specific to FleetPlan for the three months ended March 31, 2006 was $93,000.

March 31, 2005	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$3,240,515	$1,568,683	$53,269,637	$—	$58,078,835
Cost of Goods Sold	2,362,856	1,432,729	52,490,438	(23,260)	56,262,763
Gross Margin	877,659	135,954	779,199	23,260	1,816,072
General and Administrative Expenses	680,677	93,377	611,156	709,167	2,094,377

Segments net income (loss) before income taxes	$196,982	$42,577	$168,043	$(685,907)	$(278,305)

Manufacturing – The Manufacturing Segment recognized lower revenues and cost of goods sold for the 2006 period, compared to 2005 because the number of units sold for the 2006 quarter was 49 compared to 48 units for the 2005 quarter. The Company slowed down its sales effort for the second half of 2005 to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2005 and early 2006. Effective May 31, 2005, the reorganized Management team installed processes that enhanced the manufacturing process and strengthened the quality control process.

Gross Margin per vehicle was $6,700 for 2006 compared to $16,000 for 2005. During 2005, the Company manufactured multiple vehicles which were higher gross margin vehicles but caused some of the increased warranty issues. Overhead expenses per vehicle during the 2005 quarter were $8,200 per unit compared to $5,800 per unit for the 2006 period. The reduction in overhead is directly related to the reduction in headcount discussed below and streamlined manufacturing process in place during 2006. The Company has focused its production on building Lincoln, Towncars and Chrysler 300 Limousines during late 2005 and 2006. During the summer of 2005, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles. Warranty expense for 2006 was $21,000 compared to $31,000 for 2005. Charges to the reserve were $17,560 for 2006 compared to $59,000 for 2005. Research and development was $106,000 for 2005 compared to zero for 2006.

Lease Finance – The Lease Finance Segment recognized higher revenues and cost of goods sold for the 2005 period compared to the same period in 2006. Production for the three months ended March 31, 2006 and 2005 were $640,000 and 2.5 million, respectively. The production for the period is directly related to the production levels at the manufacturing plant. Total assets as of December 31, 2005 and March 31, 2006 were $6.9 million and at March 31, 2005 were $4.3 million. Included in total assets at March 31, 2006 and December 31, 2005 were $1.5 million in assets acquired as part of the FleetPlan acquisition in late 2005. General and administrative expenses increased slightly from $93,000 for 2005 compared to $165,000 for 2006. The increase is specifically relating to the acquisition of FleetPlan in late 2005. The overhead expenses associated with FleetPlan were $93,000.

Independent Contractor Settlement – The independent contractor settlement segment recognized higher revenues and cost of goods sold for 2006 compared to 2005 based on an increase in number of drivers from approximately 5,800 at March 31, 2005 to over 7,000 drivers at March 31, 2006. In addition, the average annual settlement paid to the courier drivers was approximately $36,000 in 2005 compared to $41,000 for 2006.

Parent Company – Parent Company expenses decreased from $686,000 for the 2005 period to $520,000 for 2006. The decrease in expenses is associated with warrant liability valuation resulting in a benefit of $385,000, offset by a reserve of $125,000 for potential losses associated with the joint venture. Interest expense for 2005 was $202,000 compared to $190,000 for the 2006 period. Higher interest rates for 2006, higher balances for 2006, offset by lower amortization of beneficial conversion features impacted the interest expense for the period. In late 2005, the Company extinguished a convertible note for $4.9 million and replaced it with a term note for $7.0 million. The interest rate charged on the convertible note was prime plus 3.5% or 9.25% at March 31, 2005 as compared to prime plus 1.5%, or 9% at March 31, 2006 on the term note.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although Management uses EBITDA as a supplemental indicator of the Company’s financial performance, as it is not considered a generally accepted accounting principle it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Net loss, as reported	$(385,051)	$(278,305)

Interest expense	255,643	243,900
Amortization and depreciation	116,174	118,621

Adjustments to earnings (loss)	371,817	362,521

EBITDA	$(13,234)	$84,216

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations. As of March 31, 2006, we had borrowings of $7.0 million subject to variable interest rates. We do not use derivatives to manage interest rate risk. Our interest rate exposure is linked to the prime rate. We believe that moderate changes in the prime rate would not materially affect our operating results or financial condition.

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

Credit Risk

Our concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable, lease receivable and a concentration of one customer in our contract management business. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk with financial institutions is considered minimal as we utilize only high quality financial institutions. We conduct periodic credit evaluations of our customers’ financial condition and require collateral as well as personal guarantees. Our customer base includes individual commercial fleet operators. We believe that the management of our credit risk related to trade and lease receivables relates to our industry experience with these commercial fleet operators and our ability to remarket the vehicles.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Universal Express, Inc. v. CDS Merger Sub, Inc., et al: On November 8, 2005, Universal Express, Inc. filed suit in the Supreme Court of the State of New York (Case No. 6723/2005) against CDS Merger Sub, Inc., Corporate Development Services, Inc., Subcontracting Contractors, Inc., a New York Corporation, Subcontracting Concepts, Inc., a Connecticut Corporation, SCI-Two Wheel, Inc., a Georgia Corporation, Coach Industries Group, Inc., Robert Lefebvre, Carmen B. Lefebvre, Mark Lefebvre, Scott Lefebvre, Edmund Lefebvre, Paul Gapp and Robert R. Slack. Universal Express seeks $160 million in damages for the defendants’ alleged failure to give them right of first refusal of the pending sale of CDS with regard to the sale of stock of CDS to a Company subsidiary. The Company has filed a motion to dismiss, as it is its belief that the suit is frivolous as against the Company and its subsidiaries as purchasers, as they had no contractual obligation to give notice to plaintiff.

In addition to the foregoing, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such other matters should not have a materially adverse effect on its financial position, results of operations or liquidity.

Item 1a. Risk Factors

See Risk Factors identified in our Annual Report filed under Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

A. Exhibits

2.1	Agreement and Plan of Merger among the Registrant and CDS Merger Sub, Inc. and Corporate Development Services, Inc. and certain Shareholders thereof. (1)

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

10.3	Operating Agreement for American Springfield

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Registration Statement on form S-8 filed with the Commission on April 26, 2000, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 3, 2004, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated May 15, 2006	By:	/s/ FRANCIS O’DONNELL
	Name:	Francis O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated May 15, 2006	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)