Form 10-Q
period 2006-06-30
COACH INDUSTRIES GROUP INC
filed 2006-08-14
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 29,133,375 shares of common stock, $0.001 par value, as of August 1, 2006.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,549,671	$3,046,069
Restricted cash	247,265	247,196
Collateral account – accident and occupational insurance program	219,958	—
Accounts receivable, net	3,100,307	1,582,335
Supply inventory	1,240,025	1,363,694
Lease receivable – current	1,503,029	1,559,635
Due from affiliates	245,215	—
Accounts receivable – other	172,681	190,681
Prepaid expenses and other current assets	683,793	445,915

Total current assets	8,961,944	8,435,525

PROPERTY AND EQUIPMENT, net	2,093,935	2,231,347
INTANGIBLE – CUSTOMER LIST, net	2,230,000	2,290,000
LEASE RECEIVABLES, net	4,903,546	3,443,793
DEFERRED LOAN COSTS, net	384,937	379,313
GOODWILL	6,290,959	6,304,182

	$24,865,321	$23,084,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,623,787	$1,215,170
Advance payment contract settlement	2,657,374	1,868,000
Insurance loss reserve	405,173	—
Accrued interest payable	118,155	109,854
Warrant liability	235,507	574,998
Related party payable	25,100	376,246
Current portion lease finance obligation	1,415,881	1,354,167
Current portion of long-term debt	1,799,266	1,465,119
Warranty reserve	120,694	116,392
Customer deposits	44,000	41,000
Accrued wages	108,986	61,019
Note payable – related parties	425,000	650,000
Lines of credit	950,659	894,418

Total current liabilities	10,929,582	8,726,383

OTHER LIABILITIES:
Convertible notes payable- long term	5,037,943	5,534,881
Lease financing obligation	4,444,832	3,075,971
Minority interest	(76,769)	—
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 29,133,375 and 29,038,214 shares issued and outstanding, respectively	29,134	29,038
Additional paid-in capital	20,002,966	19,915,720
Restricted stock – unearned compensation	(735,431)	(938,680)
Accumulated deficit	(14,766,936)	(13,259,153)

Total shareholders’ equity	4,529,733	5,746,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,865,321	$23,084,160

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, (Unaudited)		For the Six Months Ended June 30, (Unaudited)
	2006	2005	2006	2005
REVENUES	$84,838,101	$62,749,676	$159,915,666	$120,828,511
COST OF GOODS SOLD	83,362,154	61,516,521	157,161,318	117,779,284

GROSS PROFIT	1,475,947	1,233,155	2,754,348	3,049,227

OPERATING EXPENSES:

General and Administrative	1,773,467	620,588	3,333,037	2,121,256
Research and development	—	106,050	—	106,050
Warrant liability mark to market	45,549	—	(339,491)	—
Registration Rights Expense	80,000	—	80,000	—
Provision (recovery) for lease losses and uncollectible accounts receivable	82,340	(14,169)	69,854	16,899
Amortization of deferred compensation	166,585	58,963	246,288	116,413
Sales and marketing	236,779	316,139	402,616	505,200
Rent	77,849	81,965	165,257	154,195
Gain on settlement related to the relocation of CTMC facility	—	(434,000)	—	(434,000)
Interest Expense Associate with convertible Note Conversion	—	188,000	—	188,000
Interest expense	230,196	83,966	485,839	327,866

Total operating expenses	2,692,765	1,007,502	4,443,400	3,101,879

Income (loss) before provision for income taxes and minority interest	(1,216,818)	225,653	(1,689,052)	(52,652)

Minority interest portion of joint venture loss	(14,086)	—	(101,269)

Income (loss) before income taxes	(1,202,732)	225,653	(1,587,783)	(52,652)

Income taxes	—	—	—	—

NET INCOME (LOSS)	$(1,202,732)	$225,653	$(1,587,783)	$(52,652)

Basic net Earnings(loss) per share :
Net loss per share	$(0.04)	$0.01	$(0.05)	$(0.00)

Fully diluted net earnings (loss) per shares	$(0.04)	$0.02	$(0.05)	$(0.00)

Basic weighted average common shares outstanding	29,133,000	17,555,354	29,038,000	17, 990,589

Fully diluted weighted average shares of common shares outstanding	29,133,000	22,791,093	29,038,000	17,990,589

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,689,052)	$(52,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	265,451	337,978
Provision (benefit from) lease losses and uncollectible accounts receivable	69,854	16,899
Provision for insurance loss reserve	447,109	—
Charges to insurance loss reserve	(41,936)	—
Amortization of deferred compensation	246,288	116,413
Charge-off of lease receivable	—	(8,000)
Amortization of stock options	9,000	—
Warranty expense	41,000	63,260
Charges to warranty reserve	(36,698)	(114,380)
Gain on settlement of CTMC		(434,000)
Charge-off of related party payable		429,000
Warrant Liability Valuation	(339,491)	—
Registration rights expense	80,000	—
Provision for losses associated with joint venture	125,000	—
Loss attributed to JV	101,269	—
Changes in operating assets and liabilities
Accounts receivable	(1,517,973)	(54,124)
Customer Deposits	3,000	(167,865)
(Due from) due to related party	(227,215)	(434,787)
Unbilled revenue	—	(1,684,581)
Supply inventory	123,669	495,344
Lease receivable repayments	1,038,488	549,896
Lease fundings	(2,510,749)	(2,957,026)
Lease liability repayments	(1,080,169)	(541,704)
Fundings lease liability	2,510,749	3,494,428
Prepaid expenses and other assets	(264,649)	1,285
Accrued contract settlement	789,374	1,364,534
Accounts payable and accrued expenses	1,375,184	(1,188,250)

Net cash provided (used in) in operating activities	(482,497)	(768,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(69)	(163,750)
Investment in collateral account – accident and occupational insurance program,	(219,958)	—
Acquisition of fixed assets	(32,607)	(179,542)
Investment in Joint Venture /CDS	(50,000)	(12,500)
Reduction in investment in FleetPlan	12,484	—

Net cash used in investing activities	(290,150)	(355,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party payable	(351,146)	(68,000)
Repayment of notes payable – related parties	(225,000)	(750,000)
Repayment of term note	(162,790)	—
Repayment on convertible debentures	—	(187,252)
Repayment on line of credit	—	(909,203)
Deferred Loan Fees	(41,056)	(3,600)
Borrowings from line of credit	56,241	500,000

Net cash (used in) financing activities	(723,751)	(1,418,055)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,496,398)	(2,542,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,046,069	3,545,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,549,671	$1,003,816

The accompanying notes are an integral part of these financial statements

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2005

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

Finance Leasing Operations. Coach Financial Services, (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size Commercial fleet operators through the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commenced operations at the time of the acquisition but had the platform, business model, titling trust for our planned commercial daily rental leased vehicles to franchisees for terms up to twelve months. Implementation of the business plan has delayed a few quarters due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as financing availability.

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provisions specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently the Company provides its products to approximately 7,800 commercial fleet drivers and 270 commercial fleet companies. Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product.

During April 2006 the Company formed and began marketing a new insurance product through a risk sharing insurance arrangement whereby the Company provides Occupational and Accident Insurance directly to its more than 7,800 independent contractors supported through CDS. The Company has engaged Dallas National Insurance Company and Highpoint to provide the excess and aggregate insurance for the program.

Manufacturing. SCB and CTMC are one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, the Company, through Springfield Coach Industries, Inc. (“SCB”) and American Dealerships Corporation for American-Springfield, LLC (“American-Springfield”) a Florida limited liability company engaged American Dealerships Corporation to perform the sales and marketing for Springfield Coach Industries, Inc. However, American Springfield is in litigation with American Dealerships due to low sales volume and other issues relating to the sales effort and its performance under the agreements. The Company has returned to a dealer sales network and in-house sales effort to support the production and sales effort at SCB.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

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

The following reconciles the numerators and the denominators of the basic and diluted earnings (loss) per share computation for June 30, 2006 and 2005 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2006	2005	2006	2005
Net income (loss)	$(1,202,732)	$225,653	$(1,587,783)	$(52,652)
Adjustment – interest expense Convertible Notes	—	251,841	—	—

Net income (loss) available after assumed conversion – fully diluted	$(1,202,732)	$477,494	$(1,587,783)	$(52,652)

Denominator:
Basic weighted average shares outstanding	29,133,000	17,755,354	29,038,000	17,990,589

Shares of common stock assumed converted	—	5,035,739	—	—

Fully diluted weighted average common shares outstanding	29,133,000	22,791,093	29,038,000	17,990,589

Basic earning (loss) per share	$(0.04)	$0.01	$(0.05)	$(0.00)
Adjustment – interest expense Convertible Notes	—	0.01	—	—

Fully diluted earning (loss) per share	$(0.04)	$0.02	$(0.05)	$(0.00)

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

The Company recognized costs associated with the common stock options issued to employees of $5,400 and $9,000 for the three and six months ended June 30, 2006 and capitalized $52,000 related to the valuation of those options to an officer and a director of the Company. The options vest over a three year period. The value of the options were based on a Black-Scholes model, with a duration of the options of 2 years, volatility related to these options of 62%, the market value at the date the options were granted was $0.36.

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

The Company invested $50,000 at inception of the joint venture. The Company owns 51% of the joint venture and under the agreement was required to support all losses for the joint venture. The pricing model for the joint venture was based on SCB selling the vehicles to the joint venture at break-even pricing. The joint venture was to market all the vehicles and provide the sales function for SCB. The minority interest share of the losses is $101,000. As the joint venture must have profits on future sales of the vehicles to absorb future losses, the Company has provided for a reserve of $101,000 to protect against the potential for the future losses in future periods not offset by future profits. In addition, the Company reserved an accrual for additional expenses associated with the agreement with the joint venture. The Company is in litigation regarding the joint venture agreement and is no longer using the joint venture to market and sale SCB products.

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

The Company valued its warrants using a Black-Scholes pricing model at June 30, 2006 at $235,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in a expense (benefit) of $45,549 and ($339,491) for the three and six months ended June 30, 2006, respectively, based on the market value of $0.35; a duration of between three quarter and 1 year on the options; volatility of 65% and a risk free interest rate of 4.80%. Upon the underlying shares of stock being registered, the Company will record a warrant liability. The warrants will be valued as of the balance sheet date until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to equity.

Claims Management

The claims management function is handled by a third party administrator which provides claims adjustment and legal defense for accident and occupational insurance provided to CDS’ courier drivers. The Company will oversee the claims function and review each case with the third party administrator. We maintain a database of claims experience of each of our courier operators and driver classes, which will be utilized to assess levels of risk within the portfolio. This information will be utilized by our third party administrator, actuary and other financial staff.

We will establish case loss reserves for each claim based upon all of the facts available at the time to record our best estimate of the ultimate potential loss of each claim. We will also establish reserves on a case by case basis for the estimated costs of legally defending third-party claims, or allocated loss adjustment expense reserves. In addition, we will establish reserves to record on an overall basis the costs of adjusting claims that have occurred but not yet been settled or unallocated loss adjustment expense reserves.

Our claims operations will be overseen by a claims executive responsible for monitoring the results of the adjusters handling the claims, including adjustments made by program underwriting agents or third party administrators. Our claims executive will work closely with our actuary in reviewing the results of our insurance risk-sharing agreement. As a result, we do not expect that our full-time claims staff will require many people, and in the first couple of years of our operations, our claims staff will consist of our claims executive.

Reserves

We are required to establish reserves for losses and loss expenses under applicable insurance laws and regulations and U.S. GAAP. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves prudently after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported, or IBNR, losses and loss expenses. We establish these two categories of loss reserves as follows:

•	Reserves for reported losses—following our analysis of a notice of claim received from an insured, broker or ceding company, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. Like other insurers, we establish case reserves based upon the amount of claims reported and may subsequently supplement or reduce the reserves as our claims department deems necessary.

•	IBNR reserves-We also estimate and establish reserves for loss amounts incurred but not yet reported, including expected development of reported claims. These IBNR reserves include estimated loss expenses. We calculate IBNR reserves by using generally accepted actuarial techniques. We utilize actuarial methodologies that rely on historical losses and loss expenses, statistical models, projection techniques as well as our pricing analyses. We revise these reserves for losses and loss expenses as additional information becomes available and as claims are reported and paid.

Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost of claims incurred. We use statistical and actuarial methods to estimate our ultimate expected losses and loss expenses. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial trends, legislative changes and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. Our actuaries utilize several methodologies to project losses and corresponding reserves. Based upon these methods, our actuary determines a best estimate of the loss reserves.

Since our accounts will be new, our actuary will utilize available loss development statistics from the program underwriting agents and primary insurance companies with whom we will do business as a basis for conducting these types of projections.

In addition, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, we use this industry information to guide our loss and loss expense estimates. We plan to regularly review these estimates, and to reflect adjustments, if any, in earnings in the periods in which they are determined. We expect that we will, from time to time, engage independent external actuarial specialists to review specific pricing and reserving methods and results.

Underwriting

We employ a disciplined approach to underwriting and risk management that will rely heavily upon the collective underwriting expertise of our management and staff, as well as upon our underwriting process management approach. This expertise is guided by the following underwriting principles:

•	We accept only those risks that we believe will earn a level of profit commensurate with the risk they present;

•	We accept only those risks which have demonstrated track records of profitable performance or else present limited downside potential; and

We consistently use peer review in both our underwriting acceptance process as well as to continually audit the performance of underwriting managers against agreed standards and guidelines.

We will have a small underwriting department initially consisting of one person. We will also address acceptable terms and conditions.

Our underwriting process for occupational and accident insurance for our courier drivers will consider the appropriateness of insuring the client by evaluating the quality of its management, its risk profile and its track record. We will obtain available information on the client’s loss history for the group of drivers being insured together with relevant underwriting considerations.

In addition, our underwriters will use a variety of means, including specific contract terms, to manage our exposure to loss.

We will regularly review and revise our profitability guidelines to reflect changes in market conditions, interest rates, capital structure and market-expected returns.

3. Supplemental Cash Flow Information

	2006	2005
Non cash financing/investing activities:
Issuance of restricted stock related to deferred compensation	$38,000	$351,025
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	—	$25,000
Reclassification of discount associated with Convertible debentures and intrinsic value of warrants to Convertible Debentures	—	$649,878
Issuance of common stock options to employees	$52,039	—
Cash payment of interest	$444,922	$350,084
Taxes Paid	—	—

4. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets are as follows:

	June 30, 2006	December 31, 2005
Prepaid expenses	$297,651	$166,351
Prepaid Chassis	46,561	—
Prepaid Parts – Inventory	11,170	—
Stock Issue - Personal Guarantees	145,926	179,970
Other Assets	54,500	—
Security Deposits	102,485	99,594
Repossessed Assets	—	—
Investment in JV	25,500	—

	$683,793	$445,915

5. Insurance Loss Reserves

Balance at December 31, 2005	$—
Additions to Loss Reserve	447,109
Claims Paid	(41,936)

Balance at June 30, 2006	$405,173

During April 2006 the Company formed and began marketing a new insurance product through a risk sharing insurance arrangement whereby the Company facilitates Occupational and Accident Insurance directly to more than 7,800 independent contractors supported through CDS. The Company has engaged Dallas National Insurance Company and Highpoint to provide the excess and aggregate insurance for the program.

The Company has $219,958 placed in a restricted bank account in the name of the Company with Dallas National Insurance to ensure that the claims associated with the accident and occupational insurance for the 7,800 courier drivers are secured. Included in the restricted collateral account an additional $60,000 considered collateral for the risk sharing agreement. The agreement with Dallas National Insurance is considered a risk sharing arrangement, whereby the Company will be liable for any additional claims, over and above the restricted balances as well as the ability of the Company to share in the upside if losses attributed to the insurance products are lower than anticipated. The Company is responsible for a $250,000 deductible per injury to each injured worker, up to an aggregate amount of 150 percent of expected losses or eighty percent of gross premiums, whichever is greater. Gross premiums for the period from May 1, 2006 through June 30, 2006 were $702,000, claims and expenses made during the period amounted to $327,000.

6. Segment Reporting

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
Manufacturing	SCB and CTMC
Lease Finance	CFS and FleetPlan
Independent Contractor Settlement Parent Company	CDS and Coach Insurance Corporation Coach Industries Group Inc.’s operations, costs of acquisitions, and financing activities

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the six months ended June 30, 2006:

June 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$5,236,607	$2,263,665	$152,400,534	14,860	$159,915,666
Cost of Goods Sold	4,755,065	2,039,347	150,366,906	—	157,161,318
Gross Margin	481,542	224,318	2,033,628	14,860	2,754,348
Operating Expenses	583,407	361,653	1,481,892	1,915,179	4,342,131

Segments net income (loss) before income taxes	$(101,865)	$(137,335)	$551,736	$(1,900,319)	$(1,587,783)

The Company includes FleetPlan in the lease finance segment for the six months ended June 30, 2006. The loss specific to FleetPlan for the six months ended June 30, 2006 was $166,000.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the six months ended June 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$7,032,772	$1,832,274	$112,066,552	$(103,087)	$120,828,511
Cost of Goods Sold	5,805,192	1,575,875	110,471,639	(73,422)	117,779,284
Gross Margin	1,227,580	256,399	1,594,913	(29,665)	3,049,227
Operating Expenses	653,537	188,230	1,258,601	1,001,511	3,101,879

Segments net income (loss) before income taxes	$574,043	$68,169	$336,312	$(1,031,176)	$(52,652)

Included in the manufacturing segment is $434,000 related to the settlement of CTMC.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three months ended June 30, 2006:

June 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$2,514,362	$1,652,845	$80,656,034	$14,860	$84,838,101
Cost of Goods Sold	2,361,673	1,531,720	79,468,761	—	83,362,154
Gross Margin	152,689	121,125	1,187,273	14,860	1,475,947
Operating Expenses	192,219	197,038	894,452	1,394,970	2,678,679

Segments net income (loss) before income taxes	$(39,530)	$(75,913)	$292,821	$(1,380,110)	$(1,202,732)

The Company includes FleetPlan in the lease finance segment for 2006. The loss specific to FleetPlan for the three months ended June 30, 2006 was $73,000. Provision for lease losses was $17,340 for the three months ended June 30, 2006.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three months ended June 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$3,792,257	$263,591	$58,796,915	$(103,087)	$62,749,676
Cost of Goods Sold	3,336,286	143,146	57,981,201	55,888	61,516,521
Gross Margin	455,971	120,445	815,714	(158,975)	1,233,155
Operating Expenses	78,910	94,853	647,445	186,294	1,007,502

Segments net income (loss) before income taxes	$377,061	$25,592	$168,269	$(345,269)	$225,653

Included in the manufacturing segment is $434,000 related to the settlement of CTMC.

7. Related Party Transactions

Mr. Lefebvre owns 33% of an insurance brokerage company which provided exclusive services to CDS in 2006 and 2005; specifically accident and occupational hazard insurance and the contract liability program for CDS. The total commission earned by this brokerage company from CDS premiums amounted to $174,000 and $129,000 for the three months ended June 30, 2006 and 2005, respectively and $338,000 and $238,000 for the six months ended June 30, 2006 and 2005, respectively. This Company owes $245,215 of net premiums to be placed in the collateral account at June 30, 2006. These funds were remitted in July 2006. The rates charged by his insurance brokerage company to CDS are comparable to those paid by unaffiliated customers.

8. Indictment

On June 30, 2006, Company learned that the federal government indicted Francis O’Donnell, the Company’s then Chief Executive Officer, among others, based on allegations of RICO conspiracy, conspiracy to commit extortion and money laundering. The indictment filed by the federal government affirmatively states that checks drawn in connection with the alleged money laundering activities were drawn from six other companies, and not the Company. Francis O’Donnell is no longer associated with and has been replaced as Chief Executive Officer of the Company; the Company is in the process of performing an internal investigation to confirm that no activities relating to this indictment have impacted the Company.

9. Subsequent Events

On July 20, 2006, the Board of Directors announced the appointment of William Lerner, as a member of the Company’s Board of Directors. Mr. Lerner will also serve as the Chairperson of the Registrant’s Audit Committee. Mr. Lerner is a member of the bars of New York and Pennsylvania specializing in corporate governance and corporate securities matters and is a director of several public companies. Mr. Lerner will serve as director until the next annual meeting of shareholders or until his successor is elected or qualified, or if earlier, until his death, resignation, or removal. Mr. Lerner will replace Ms. Pamela H. Jarratt as a member of the Board of Directors and Chairperson for the Audit Committee.

Effective as of July 20, 2006, Steven H. Rothman was elected the Non-Executive Chairman of the Board. He will also serve as the Interim Chief Executive Officer of the Company until a new Chief Executive Officer is selected.

During July 2006, the Company received notification from Dresdner Bank that due to the indictment of the Company’s CEO, it was reevaluating its plans to provide the securitization for FleetPlan. The Company is presently evaluating the costs associated with the securitization and will review the value of those costs in moving forward with a potential securitization in future periods. Included in deferred loan fees is approximately $170,000 associated with the obtaining securitization of FleetPlan assets.

A Common Stock Purchase Agreement dated as of May 19, 2004, between the Company and Fusion Capital Fund II, LLC, was terminated August 2, 2006. No purchases or sales of the Company’s common stock occurred under the agreement and a commitment fee of 244,900 shares of the Company’s common stock was voluntarily rescinded. The stock is classified as restricted stock as of June 30, 2006 and valued at $389,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical nor current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) lack or resources to maintain the company’s good standing status and requisite filings with the Securities and Exchange Commission; (iii) history of operating losses and accumulated deficit; (iv) possible need for additional financing; (v) competition; (vi) reliance on one client for a significant percentage of our revenues; (vii) dependence on management; (viii) risks related to proprietary rights; (ix) government regulation; and (x) other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report!

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

Finance Leasing Operations. Coach Financial Services, (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size Commercial fleet operators throughout the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commence operations at the time of the acquisition but had the platform, business model, titling trust for our planned commercial daily rental leased vehicles to franchisees for terms up to twelve months. Implementation of the plan has been delayed a few quarters due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as and constraints in obtaining cost effective financing .

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provisions specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently the Company provides its products to approximately 7,800 commercial fleet drivers and 270 commercial fleet companies.

Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product. The Company has engaged Dallas National Insurance Company and Highpoint to provide the excess and aggregate insurance for the program.

Manufacturing. SCB and CTMC are one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB’s operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, the Company, through Springfield Coach Industries, Inc. (“SCB”) and American Dealerships Corporation for American-Springfield, LLC (“American-Springfield”) a Florida limited liability company. American-Springfield performs the sales and marketing Springfield Coach Industries, Inc. However, American Springfield is in litigation with American Dealerships due to low sales volume and various other issues relating to the sales effort and execution of these agreements. The Company has reverted to a dealer network and in-house sales effort to support the production and sales effort at SCB.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, term notes, operating cash flow and cash funding from related parties, as required.

The Company has incurred losses from operations for the years ended December 31, 2005 and 2004, of approximately $5.0 million and $6.5 million, respectively, and a net loss of $1.2 million and $1.6 million for the three and six months ended June 30, 2006, respectively. The cash used in operating activities for the six months ended June 30, 2006 was approximately $482,000 compared to $768,000 for the same period in 2005. The cash used for financing activities for the six months ended June 30, 2006 was $724,000 compared to $1.4 million for the 2005 period. Investing activities used $290,000 for the six months ended June 30, 2005 compared to $356,000 for 2006. Implementation of the Company’s FleetPlan business has been delayed for a few quarters and we believe that we will need additional resources of between $250,000 and $500,000 to cover the increased oversight and the lower production levels as we work through the Company’s current situation and increased cash requirements. In addition, the Company requires additional financing and working capital to provide funding to our commercial fleet operators for leases for both the daily rental business and the commercial lease business. If the Company is unable to maintain its current cost of operations, or seeks further expansion, additional funding will become necessary.

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

Financial Condition - June 30, 2006 compared to December 31, 2005

Current Assets

Cash and cash equivalents. Cash and cash equivalents decreased from $3.0 million at December 31, 2005 to $1.5 million at June 30, 2006, the decrease is primarily due to the needs of the operating entities to reduce payables repayment of debts and working capital requirements.

Restricted cash. Restricted cash was $247,000 at December 31, 2005 and June 30, 2006. These balances are primarily related to the body-builder line with Daimler Chrysler and are held on deposit in a cash management account at Daimler Chrysler at June 30, 2006.

Accounts receivable. Accounts receivable at December 31, 2005 was $1.6 million compared to $3.1 million at June 30, 2006. The increase primarily relates to receivables associated with CDS. These receivable balances typically are repaid within twenty-four to forty-eight hours. The Company has receivables of approximately $500,000 at June 30, 2006 that is delinquent associated with the independent contractor settlement segment. The Company has assessed collectibility of these accounts and placed a reserve of $65,000 for potential losses for the three and six months ended June 30, 2006.

Collateral Account – Occupational and Accident Insurance Program. The collateral account – accident and occupations insurance program was $219,958 at June 30, 2006. The Company has $219,958 placed in a restricted bank account in the name of the Company with Dallas National Insurance to ensure that the claims associated with the accident and occupational insurance for the 7,800 courier drivers are secured. Included in the restricted collateral account an additional $60,000 considered collateral for the risk sharing agreement. The agreement with Dallas National Insurance is considered a risk sharing arrangement, whereby the Company will be liable for any additional claims, over and above the restricted balances as well as the ability of the Company to share in the upside if losses attributed to the insurance products are lower than anticipated. The Company is responsible for a $250,000 deductible per injury to each injured worker, up to an aggregate amount of 150 percent of expected losses or eighty percent of gross premiums, whichever is greater. Gross premiums for the period from May 1, 2006 through June 30, 2006 were $702,000, claims and expenses made during the period amounted to $327,000. The Company places approximately 64 percent of total premiums into the loss reserve. Through June 30, 2006, losses claimed amounted to approximately 55 percent of the total premiums.

Supply inventory. Supply inventory consist of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.4 million at December 31, 2005 to $1.2 million at June 30, 2006. Units on back-order at June 30, 2006 and December 31, 2005 were 10.

Prepaid expenses and other assets. The components of prepaid expenses and other assets are as follows:

	June 30, 2006	December 31, 2005
Prepaid expenses	$297,651	$166,351
Prepaid Chassis	46,561	—
Prepaid Parts – Inventory	11,170	—
Stock Issue - Personal Guarantees	145,926	179,970
Other Assets	54,500	—
Security Deposits	102,485	99,594
Repossessed Assets	—	—
Investment in JV	25,500	—

	$683,793	$445,915

Goodwill. At June 30, 2006 and December 31, 2005 goodwill was $6.3 million relating to the acquisitions of FleetPlan, SCB, CFS and CDS.

Lease receivables, net. At June 30, 2006 the balance of leases receivable was approximately $6.5 million net of an allowance for lease losses of approximately $97,000 compared to $5.0 Million net of an allowance for lease losses of approximately $90,405 at December 31, 2005

Liabilities

Accrued wages. Accrued wages increased from $61,000 at December 31, 2005 to $109,000 at June 30, 2006, the increase is primarily due to the accrued wages relating to the operations and timing of payroll.

Accounts payable and other accrued expenses. Accounts payable and accrued expenses increased from $1.2 million at December 31, 2005 to $2.6 million at June 30, 2006, the increase is primarily relating to the operations the Company and CDS. Accrued expenses at Coach increased $125,000 relating to the reserve for losses associated with the joint venture from December 31, 2005 to June 30, 2006. In addition, accrued expenses increased by $312, 000 for the Company related to increased legal costs associated with the Registration Statement, securitization associated with FleetPlan and various litigation related to American Springfield, Transguard and CDS. Payables at CDS increased approximately $1.1 million relating to payments to the insurance carrier relating to accident and occupational insurance premiums at June 30, 2006 primarily relating to issues associated with the Company’s former insurance carrier. The Company and the carrier are working through resolving some of the service and claim issues.

Customer deposits. Customer deposits increased from $41,000 at December 31, 2005 to $44,000 at June 30, 2006. The increase relates to the Company focusing on increasing the overall deposits it receives on its production for the manufacturing facility to insure that the sale occurs timely. The Company has assessed the value of a deposit of between $5,000 and $10,000 and the commitment by the customer. The Company had nine vehicles in production with deposits totaling $16,000 as December 31, 2005 compared to ten deposits at June 30, 2006, totaling $44,000 relating to the manufacturing facility. CDS had one customer deposit of $25,000 at December 31, 2005 and zero at June 30, 2006.

Related party payable. Related party payable decreased from $376,000 at December 31, 2005 to $25,100 at June 30, 2006. This amount related to approximately $200,000 paid to an affiliate of one of its subsidiary. In addition the Company owed $125,000 to a company affiliated with a former officer and director at December 31, 2005. The company repaid $125,000 during the six months ended June 30, 2006.

Lines of credit. The line of credit balance increased from $894,000 million at December 31, 2005 to $951,000 at June 30, 2006. This line of credit is directly associated with the number of vehicles in the manufacturing production.

Advance payments contract settlement. Advance payments contract settlements at December 31, 2005 and June 30, 2006 was $1.9 million and $2.7 million, respectively. The contract settlement is funded by commercial fleet operators in anticipation of those balances due to the drivers on the stipulated settlement date. The timing of the settlement to the drivers is typically between twenty-four and forty-eight hours of funding.

Warrant liability. The Company valued its warrants using a Black-Scholes pricing model at June 30, 2006 at $235,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in an expenses of $45,000 for the three months ended June 30, 2006 and a benefit of $339,000 for the six months ended June 30, 2006 based on the market value of $0.35; a duration of between three quarters and 1 year on the options; volatility of 65% and a risk free interest rate of 4.80%. Upon the underlying shares of stock being registered, the Company will record a warrant liability. The warrants will be valued as of the balance sheet date until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to equity.

Term Note Payable – At June 30, 2006 and December 31, 2005 the Company Term Note was $6.8 million and $7.0 million respectively, due on October 31, 2009. Interest is due monthly at prime plus 1.5%. The portion of the debt that is classified as short-term is approximately $1.8 million at June 30, 2006 and $1.5 million at December 31, 2005. The increase relates to the deferral of payments by the lender until September 1, 2006.

Lease financing obligation. Lease financing obligation at June 30, 2006 was $5.9 million compared to $4.4 million at December 31, 2005. The average interest charged on these leases is approximately 7.75 percent.

Results of Operations – For the Three Months Ended June 30, 2006 compared to June 30, 2005

June 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$2,514,362	$1,652,845	$80,656,034	$14,860	$84,838,101
Cost of Goods Sold	2,361,673	1,531,720	79,468,761	—	83,362,154
Gross Margin	152,689	121,125	1,187,273	14,860	1,475,947
Operating Expenses	192,219	197,038	894,452	1,394,970	2,678,679

Segments net income (loss) before income taxes	$(39,530)	$(75,913)	$292,821	$(1,380,110)	$(1,202,732)

The Company includes FleetPlan in the lease finance segment for 2006. The loss specific to FleetPlan for the three months ended June 30, 2006 was $73,000.

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$3,792,257	$263,591	$58,796,915	$(103,087)	$62,749,676
Cost of Goods Sold	3,336,286	143,146	57,981,201	55,888	61,516,521
Gross Margin	455,971	120,445	815,714	(158,975)	1,233,155
Operating Expenses	78,910	94,853	647,445	186,294	1,007,502

Segments net income (loss) before income taxes	$377,061	$25,592	$168,269	$(345,269)	$225,653

Included in the manufacturing segment is $434,000 related to the settlement of CTMC.

Manufacturing – The Manufacturing Segment recognized lower revenues and cost of goods sold for the 2006 period, compared to 2005 because the number of units sold for the 2006 quarter was 41 compared to 57 units for the 2005 quarter. The Company slowed down its sales effort for the second half of 2005 to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2005 and early 2006. Effective May 31, 2005, the reorganized Management team installed processes that enhanced the manufacturing process and strengthened the quality control process. The Company has improved the warranty issues as discussed below however the sales effort was hindered by the Company’s decision to enter into a joint venture agreement to sell its manufactured limousines. The sales effort did not yield the anticipated results and required the Company to find alternative sources for its sales effort, both through a dealer network and in-house sales force.

Gross Margin per vehicle was $11,745 for 2006 compared to $8,000 for 2005. The increase in margin was due to changes in the production mix away from Lincoln Towncars to Chrysler 300s. During 2005, the Company manufactured multiple vehicles which were higher gross margin vehicles but caused some of the increased warranty issues. Overhead expenses per vehicle during the 2005 quarter were $9,000 per unit compared to $4,700 per unit for the 2006 period. 2005 expenses were offset by a $434,000 of a gain on settlement related to the relocation of the CTMC facility. The reduction in overhead is directly related to the reduction in headcount discussed below and streamlined manufacturing process in place during 2006. The Company has focused its production on building

Lincoln, Towncars and Chrysler 300 Limousines during late 2005 and 2006. During the summer of 2005, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles. Warranty expense for 2006 was $21,000 compared to $31,000 for 2005. Charges to the reserve were $17,560 for 2006 compared to $59,000 for 2005.

Lease Finance – The Lease Finance Segment recognized higher revenues and cost of goods sold for the 2006 period compared to the same period in 2005. Production for the three months ended June 30, 2006 and 2005 were $1.9 million and $.5 million, respectively. Included in total assets at June 30, 2006 and December 31, 2005 were$1.5 million in assets acquired as part of the FleetPlan acquisition in late 2005. General and administrative expenses increased slightly from $95,000 for 2005 compared to $197,000 for 2006. The increase is specifically relating to the acquisition of FleetPlan in late 2005. The overhead expenses associated with FleetPlan were $73,000. In addition the Company recorded a provision for lease losses of $17,000 for the three months ended June 30, 2006 compared to a benefit of $14,000 for the same period in 2005. The increase is specifically identified to the growth in the portfolio.

Independent Contractor Settlement – The independent contractor settlement segment recognized higher revenues and cost of goods sold for 2006 compared to 2005 based on an increase in number of drivers from approximately 5,800 at June 30, 2005 to over 7,800 drivers at June 30, 2006. In addition, the average annual settlement paid to the courier drivers was approximately $40,500 in 2005 compared to $41,000 for 2006. Included in the three months ended June 30, 2006 is a provision for uncollectible accounts receivable of $65,000 relating to a review of receivables due from various courier companies. Included in revenues for the 2006 period are $702,000 for accident and occupational insurance, net of commissions paid of $89,000. Provision for loss reserves were $447,000 for the same period and operating expenses associated with claims management and the excess and aggregate insurance were $169,000 for the 2006 period.

Parent Company- Parent Company expenses increased from $186,000 for the 2005 period to $1.3 million for 2006. Interest expense for 2005 was $253,000 compared to $191,000 for the 2006 period. Included in June 2005 was a beneficial conversion of $188,000. Higher interest rates for 2006, higher balances for 2006, offset by lower amortization of beneficial conversion features impacted the interest expense for the period. In late 2005, the Company extinguished a convertible note for $4.9 million and replaced it with a term note for $7.0 million. The interest rate charged on the convertible note was prime plus 3.5% or 9.25% at June 30, 2005 as compared to prime plus 1.5%, or 9.5% at June 30, 2006 on the term note. Expenses for the three months ended June 30, 2006 increased by $133,000 for legal expenses, $180,000 for investor relations expenses and $108,000 for amortization of consulting expenses. Legal expenses increased due to the American Springfield, FleetPlan and Transguard matters. In addition, the Company reviewed various contracts related to investor relations and accelerated expenses associated with these contracts. The Company valued its warrants using a Black-Scholes pricing model at June 30, 2006 at $235,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in an expenses of $45,000 for the three months ended June 30; In addition, the Company recorded an expense associated with the registration of the Company’s stock and warrants of $80,000.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although Management uses EBITDA as a supplemental indicator of the Company’s financial performance, as it is not considered a generally accepted accounting principle it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Net loss, as reported	$(1,202,732)	$222,653
Interest expense and beneficial conversion	230,196	271,966
Amortization and depreciation	113,845	116,840

Adjustments to earnings (loss)	344,041	388,806

EBITDA	$(858,691)	$611,459

Results of Operations – For the Six Months Ended June 30, 2006 compared to June 30, 2005

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the six months ended June 30, 2006:

June 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Segment Total
Revenues	$5,236,607	$2,263,665	$152,400,534	14,860	$159,915,666
Cost of Goods Sold	4,755,065	2,039,347	150,366,906	—	157,161,318
Gross Margin	481,542	224,318	2,033,628	14,860	2,754,348
Operating Expenses	583,407	361,653	1,481,892	1,915,179	4,342,131

Segments net income (loss) before income taxes	$(101,865)	$(137,335)	$551,736	$(1,900,319)	$(1,587,783)

The Company includes FleetPlan in the lease finance segment for the six months ended June 30, 2006. The loss specific to FleetPlan for the six months ended June 30, 2006 was $166,000.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the six months ended June 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Segment Total
Revenues	$7,032,772	$1,832,274	$112,066,552	$(103,087)	$120,828,511
Cost of Goods Sold	5,805,192	1,575,875	110,471,639	(73,422)	117,779,284
Gross Margin	1,227,580	256,399	1,594,913	(29,665)	3,049,227
Operating Expenses	653,537	188,230	1,258,601	1,001,511	3,101,879

Segments net income (loss) before income taxes	$574,043	$68,169	$336,312	$(1,031,176)	$(52,652)

Included in the manufacturing segment is $434,000 related to the settlement of CTMC.

Manufacturing – The Manufacturing Segment recognized lower revenues and cost of goods sold for the 2006 six month period, compared to 2005 because the number of units sold for the 2006 quarter was 83 compared to 95 units for the 2005 period. The Company slowed down its sales effort for the second half of 2005 to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2005 and early 2006. Effective May 31, 2005, the reorganized Management team installed processes that enhanced the manufacturing process and strengthened the quality control process. The Company has improved the warranty issues as discussed below however the sales effort was hindered by the Company’s decision to enter into a joint venture agreement to sell its manufactured limousines. The sales effort did not yield the anticipated results and required the Company to find alternative sources for its sales effort, both through a dealer network and in-house sales force.

Gross Margin per vehicle was $5,800 for 2006 compared to $12,900 for 2005. The decline in margin was due to reduced sales prices and higher production costs per vehicle. During 2005, the Company manufactured multiple vehicles which were higher gross margin vehicles but caused some of the increased warranty issues. Overhead expenses per vehicle during the 2005 period were $11,500 per unit compared to $7,000 per unit for the 2006 period. 2005 expenses were offset by a $434,000 of a gain on settlement related to the relocation of the CTMC facility. The reduction in overhead is directly related to the reduction in headcount discussed below and streamlined manufacturing process in place during 2006. The Company has focused its production on building Lincoln, Towncars and Chrysler 300 Limousines during late 2005 and 2006. During the summer of 2005, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles. Warranty expense for 2006 was $41,000 compared to $63,000 for 2005. Charges to the reserve were $37,000 for 2006 compared to $114,000 for 2005.

Lease Finance – The Lease Finance Segment recognized higher revenues and cost of goods sold for the 2006 period compared to the same period in 2005. Production for the six months ended June 30, 2006 and 2005 were $2.5 million and $3.0 million, respectively. The production for the 2005 period is directly related to the production levels at the manufacturing plant. Included in total assets at June 30, 2006 and December 31, 2005 were$1.5 million in assets acquired as part of the FleetPlan acquisition in late 2005. General and administrative expenses increased from $188,000 for 2005 compared to $362,000 for 2006. The increase is specifically relating to the acquisition of FleetPlan in late 2005. The overhead expenses associated with FleetPlan were $166,000.

Independent Contractor Settlement – The independent contractor settlement segment recognized higher revenues and cost of goods sold for 2006 compared to 2005 based on an increase in number of drivers from approximately 5,800 at June 30, 2005 to over 7,800 drivers at June 30, 2006. In addition, the average annual settlement paid to the courier drivers was approximately $38,600 in 2005 compared to $38,900 for 2006. Included in revenues for the 2006 period are $702,000 for accident and occupational insurance, net of commissions paid of $89,000. Provision for loss reserves were $447,000 for the same period and operating expenses associated with claims management and the excess and aggregate insurance were $169,000 for the 2006 period.

Parent Company- Parent Company expenses increased from $1.0 million for the 2005 period to $1.9 million for 2006. Interest expense for 2005 was $381,000 compared to $455,000 for the 2006 period. Included in June 2005 was a beneficial conversion of $188,000. Higher interest rates for 2006, higher balances for 2006, offset by lower amortization of beneficial conversion features impacted the interest expense for the period. In late 2005, the Company extinguished a convertible note for $4.9 million and replaced it with a term note for $7.0 million. The interest rate charged on the convertible note was prime plus 3.5% or 9.25% at June 30, 2005 as compared to prime plus 1.5%, or 9.5% at June 30, 2006 on the term note. Expenses for the six months ended June 30, 2006 increased by $153,000 for legal expenses and $192,358 for investor relations expense and $130,000 amortization of consulting expenses. Legal expenses increased due to various litigation for American Springfield, FleetPlan and Transguard. In addition, the Company reviewed various contracts related to investor relations and consulting expenses and accelerated expenses associated with these contracts. The Company valued its warrants using a Black-Scholes pricing model at June 30, 2006 at $235,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in a benefit of $339,000 for the six months ended June 30, 2006. In addition, the Company recorded an expense associated with the Registration of the Company’s stock and warrants of $80,000.

Earning (loss) before Interest, Taxes, Depreciation and Amortization. Although Management uses EBITDA as a supplemental indicator of the Company’s financial performance, as it is not considered a generally accepted accounting principle it should not be relied upon, but only used as a supplement to financial indicators based on generally accepted accounting principles.

Earnings (loss) before interest, taxes, depreciation and amortization for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Net loss, as reported	$(1,587,783)	$(52,652)
Interest expense	485,839	327,866
Beneficial Conversion	—	188,000
Amortization and depreciation	230,019	235,461

Adjustments to earnings (loss)	715,858	751,327

EBITDA	$(871,925)	$698,675

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations. As of June 30, 2006, we had borrowings of $6.8 million subject to variable interest rates. We do not use derivatives to manage interest rate risk. Our interest rate exposure is linked to the prime rate. We believe that moderate changes in the prime rate would not materially affect our operating results or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

BFT Funding Company No. 1, LLC v. Coach Industries Group, Inc.: On June 8, 2006, BFT Funding Company No. 1, LLC filed suit against Coach Industries Group, Inc. (“CIGI”). The action is pending in Florida State Circuit Court, 17th Judicial Circuit in and for Broward County. Plaintiff alleges a claim for breach of contract. Defendant denies liability and alleges that Plaintiff breached the Membership Purchase Agreement and seeks rescission. Defendant filed a cross-complaint for rescission. Plaintiff seeks recovery of $535,399.15. The parties are presently engaged in discovery. No trial date has been set.

Transguard Insurance Company of America, Inc. v. Coach Industries Group, Inc.: On June 28, 2006, Transguard Insurance Company of America, Inc. and National Association of Independent Truckers, LLC filed suit against Coach Industries Group, Inc., Subcontracting Concepts, Inc. (Connecticut), Subcontracting Concepts, Inc. (New York), and SCI Two-Wheel, Inc. The action is pending in the United States District Court for the Northern District of Illinois as Case No. 06Cd3472. Plaintiffs allege claims for breach of implied contract and account stated. Defendants claim that Plaintiffs mishandled their account, causing them to incur monetary losses and inflated insurance premiums. Plaintiffs seek recovery of $1,037,569.60. The parties have not yet commenced discovery. No trial date has been set.

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

COACH INDUSTRIES GROUP, INC.

Dated August 14, 2006	By:	/s/ STEVEN H. ROTHMAN
	Name:	Steven H. Rothman
	Title:	Interim Chief Executive Officer
(Interim Principal Executive Officer)

Dated August 14, 2006	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act