Form 10-Q
period 2006-09-30
COACH INDUSTRIES GROUP INC
filed 2006-11-14
CIK 791115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

☐  Large Accelerated Filer    ☐  Accelerated Filer    ☒   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

28,888,835 shares of common stock, $0.001 par value, as of November 1, 2006.

COACH INDUSTRIES GROUP, INC.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,059,373	$3,046,069
Restricted cash	211,054	247,196
Collateral account – accident and occupational insurance program	834,374	—
Accounts receivable, net	1,838,038	1,582,335
Supply inventory	1,251,987	1,363,694
Lease receivable – current	1,409,352	1,559,635
Due from affiliates	86,815	—
Accounts receivable – other	—	190,681
Prepaid expenses and other current assets	447,552	445,915

Total current assets	9,138,545	8,435,525

PROPERTY AND EQUIPMENT, net	2,011,359	2,231,347
INTANGIBLE – CUSTOMER LIST, net	2,200,000	2,290,000
LEASE RECEIVABLES, net	3,507,255	3,443,793
DEFERRED LOAN COSTS, net	249,775	379,313
GOODWILL	6,300,959	6,304,182

	$23,407,893	$23,084,160

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,145,007	$1,215,170
Advance payment contract settlement	2,800,381	1,868,000
Insurance loss reserve	913,169	—
Accrued interest payable	186,389	109,854
Warrant liability	295,349	574,998
Registration Rights Liability	200,000
Related party payable	25,000	376,246
Current portion lease finance obligation	1,191,404	1,354,167
Current portion of long-term debt	1,953,492	1,465,119
Warranty reserve	130,270	116,392
Customer deposits	41,700	41,000
Accrued wages	116,822	61,019
Note payable – related parties	425,000	650,000
Lines of credit	977,267	894,418

Total current liabilities	12,401,250	8,726,383

OTHER LIABILITIES:
Convertible notes payable- long term	4,883,717	5,534,881
Lease financing obligation	3,345,668	3,075,971
Minority interest	(81,968)	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $0.001 par value; 50,000,000 shares authorized; 28,888,835 and 29,038,214 shares issued and outstanding, respectively	28,890	29,038
Additional paid-in capital	19,617,481	19,915,720
Restricted stock – unearned compensation	(282,425)	(938,680)
Accumulated deficit	(16,504,720)	(13,259,153)

Total shareholders' equity	2,859,226	5,746,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,407,893	$23,084,160

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2006	2005	2006	2005
REVENUES	$87,551,816	$65,430,041	$246,854,691	$186,258,552

COST OF GOODS SOLD	85,425,337	64,258,510	242,139,546	182,037,794

GROSS PROFIT	2,126,479	1,171,531	4,715,145	4,220,758

OPERATING EXPENSES:
General and Administrative	2,550,535	1,533,287	5,737,347	3,654,543

Research and development	—	93,818	—	199,868
Warrant liability mark to market	59,842	—	(279,649)	—
Registration Rights Expense	120,000	—	200,000	—
Write-down of costs associated with unconsummated financing transactions	116,946	—	116,946	—
Loss on liquidation of lease portfolio	140,958	—	140,958	—

Provision for lease losses and uncollectible accounts receivable	244,328	1,516	314,182	18,415

Amortization of deferred compensation	77,700	63,873	304,533	180,286

Sales and marketing	132,687	245,090	535,302	750,290

Rent	72,808	87,699	238,065	241,894
Gain on settlement related to the relocation of CTMC facility	—	—	—	(434,000)

Interest Expense Associate with convertible note conversion	—	—	—	188,000

Interest expense	273,659	370,739	759,497	698,605

Total operating expenses	3,789,463	2,396,022	8,067,181	5,497,901

Loss before provision for income taxes and minority interest	(1,662,984)	(1,224,491)	(3,352,036)	(1,277,143)

Minority interest portion of joint venture loss	(5,199)	—	(106,468)

Loss before income taxes	(1,657,785)	(1,224,491)	(3,245,568)	(1,277,143)

Income taxes	—	—	—	—

NET LOSS	$(1,657,785)	$(1,224,491)	$(3,245,568)	$(1,277,143)

Basic and fully diluted net (loss) per share :
Net loss per share	$(0.06)	$(0.07)	$(0.11)	$(0.08)

Basic and fully diluted weighted average common shares outstanding	29,038,000	18,342,150	29,038,000	15,812,550

The accompanying notes are an integral part of these financial statements.

COACH INDUSTRIES GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,568)	$(1,277,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	398,119	656,531
Provision for lease losses and uncollectible accounts receivable	314,182	18,415
Charge-off of lease receivables	—	(8,000)
Provision for insurance loss reserve	1,203,381	—
Charges to insurance loss reserve	(290,212)	—
Amortization of deferred compensation	304,533	180,286
Amortization of stock options	18,032	—
Warranty expense	57,500	165,795
Charges to warranty reserve	(43,622)	(164,842)
Gain on settlement of CTMC	—	(434,000)
Charge-off of related party payable	—	429,000
Warrant Liability Valuation	(279,649)	—
Registration rights expense	200,000	—
Provision for losses associated with joint venture	125,000	—
Loss on disposition of lease portfolio	140,958	—
Loss on unconsummated financing transaction	116,946	—
Changes in operating assets and liabilities
Accounts receivable	(427,038)	(707,783)
Customer Deposits	700	(190,345)
(Due from) due to related party	(3,430)	(426,636)
Unbilled revenue	—	298,290
Supply inventory	111,707	306,240
Lease receivable repayments	1,609,495	864,496
Lease fundings	(2,993,590)	(4,275,123)
Lease liability repayments	(1,534,538)	(172,808)
Fundings lease liability	2,993,590	4,275,123
Prepaid expenses and other assets	(149,320)	(36,599)
Accrued contract settlement	932,381	1,199,555
Accounts payable and accrued expenses	2,017,433	(1,281,279)

Net cash provided (used in) in operating activities	1,576,990	(580,827)

CASH FLOWS FROM INVESTING ACTIVITIES:

Restricted cash	(69)	(263,750)
Investment in collateral account – accident and occupational insurance program,	(834,374)	—
Acquisition of fixed assets	(34,482)	(242,992)
Investment in Joint Venture /CDS	—	(12,500)
Reduction in investment in FleetPlan	2,483	—

Net cash used in investing activities	(866,442)	(519,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from related party payable, net	(351,246)	104,550
Repayment of notes payable – related parties	(225,000)	(800,000)
Repayment of term note	(162,791)	—
Repayment on convertible debentures	—	(613,749)
(Repayment), funding on line of credit, net	82,849	407,593
Deferred Loan Fees	(41,056)	(2,945)

Net cash (used in) financing Activities	(697,244)	(904,551)

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	13,304	(2,004,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,046,069	3,545,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,059,373	$1,541,375

The accompanying notes are an integral part of these financial statements

COACH INDUSTRIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

1. Background

The Company

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company, which, through several wholly-owned subsidiaries, offers an array of financial services, insurance products and fleet management services to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the provisioning of commercial fleet drivers for these operators. Coach also provides specialty insurance products for the commercial fleet drivers. The Company's long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators.

Finance Leasing Operations. Coach Financial Services, Inc. (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services, Inc. (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial Transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size commercial fleet operators throughout the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commenced operations at the time of the acquisition, but had the software platform, business model and titling trust to support our plan to enter the daily rental business through leasing vehicles to franchisees in the daily rental business for terms of up to twelve months. Implementation of the business plan has been delayed due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as financing availability.

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provides specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently CDS provides its products to approximately 8,300 commercial fleet drivers and 270 commercial fleet companies. Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product. CDS has engaged Dallas National Insurance Company and Highpoint Risk Services, LLC to provide the insurance for the program.

Manufacturing. SCB is one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement ("QVM") with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB's operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, Springfield Coach Industries Group, Inc. (“SCB”) and American Dealerships Corporation organized a joint venture called American-Springfield, LLC (“American-Springfield”), a Florida limited liability company, to perform the sales and marketing of limousines for SCB. However, American-Springfield is in litigation with American Dealerships due to low sales volume and other issues relating to the sales effort and its performance under the agreements. The Company has returned to a dealer sales network and in-house sales effort to support the production and sales effort at SCB.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31,

2005 as filed with the SEC. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

Basis of Consolidation

All significant inter-company balances and transactions have been eliminated.

Stock Based Compensation

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after September 15, 2005.

The Company implemented SFAS 123 effective January 1, 2006, however all options granted in prior years were fully vested prior to January 1, 2006. The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders’ interests.

The Company recognized costs associated with the common stock options issued to employees of $9,000 and $18,000 for the three and nine months ended September 30, 2006 and valued the options issued which were granted to an officer and directors of the Company at $55,000 and $107,000 for the three and nine months ended September 30, 2006. The options vest over a three year period. The value of the options was based on a Black-Scholes model, valued at the date of issuance.

Minority Interest

The Company entered into a joint venture with American Dealership Corporation at December 31, 2005, called American-Springfield, LLC. The Company owns a 51% equity interest in American-Springfield and accordingly, treats it as a subsidiary. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity. We allocate profits and losses to the minority interest in our majority-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreement. The change in this balance from period to period represents the investors' share of the income or loss.

Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE's expected losses or residual returns if they occur.

Management has assessed American Springfield, which is not wholly owned by us, to determine if this entity would be considered a VIE and whether we would be considered the primary beneficiary. It was determined that the joint venture is not a VIE.

The Company invested $50,000 at inception of the joint venture. The Company owns 51% of the joint venture and under the agreement was required to support all losses for the joint venture. The pricing model for the joint venture was based on SCB selling the vehicles to the joint venture at break-even pricing. The joint venture was to market all the vehicles and provide the sales function for SCB. The minority interest share of the losses is $106,000. The Company has provided for a reserve of $125,000. The Company is in litigation regarding the joint venture agreement and is no longer using the joint venture to market or sell SCB products.

Warrant Liability

Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in the Company’s Own Stock”. Warrant liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity. The Company is contractually required to register the shares underlying the warrants. Upon registration, the warrants will be reevaluated for their classification as either a liability or equity. The terms associated with the various warrants that the Company has outstanding would then meet the classification criteria for an equity instrument, thus settled in shares of the Company’s common stock. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company’s stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company’s stock price and other input formulas related to the Black-Scholes model, such as changes in interest rates, duration and volatility.

The Company valued its warrants using a Black-Scholes pricing model at September 30, 2006 at $295,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in an expense (benefit) of $59,842 and ($279,649) for the three and nine months ended September 30, 2006, respectively, based on the market value of $0.12; a duration of between one and one half and two years on the options; volatility of 158%, and a risk free interest rate of 4.80%. Upon the underlying shares of stock being registered, the Company will record a warrant liability. The warrants will be valued as of the balance sheet date until the warrants are registered with the Securities and Exchange Commission. Upon registration the warrants liability is reclassified to equity.

3. Supplemental Cash Flow Information

For the nine months ended September 30,	2006	2005
Non cash financing/investing activities:
Issuance of restricted stock related to deferred compensation	$35,000	$370,000
Reclassification of deferred loan fees to additional paid in capital relating to conversion of debt to equity	—	$25,000
Reclassification of discount associated with convertible debentures and intrinsic value of warrants to convertible debentures	—	$649,878
Issuance of common stock options to employees	$106,626	—
Offset wages relating to cash advances and amounts due from officer	$45,000	—
Cancellation of restricted common stock related to terminated transaction	$389,000	—
Cash payment of interest	$628,314	$350,084
Taxes Paid	—	—

4. Common Stock Transactions

A Common Stock Purchase Agreement dated as of May 19, 2004, between the Company and Fusion Capital Fund II, LLC, was terminated August 2, 2006. No purchases or sales of the Company’s common stock occurred under the agreement and a commitment fee of 244,900 shares of the Company’s common stock was voluntarily rescinded. The stock was valued at $389,000 and due to the rescission, was cancelled as of September 30, 2006.

During the second quarter of 2005, the Company cancelled 1,176,471 of common shares held as Treasury Stock.

Accrued wages and accrued interest was reduced by approximately $370,000 related to officers’ compensation for the nine months ended September 30, 2005. Two officers converted the balances of the unpaid wages into 671,000 shares common stock. These balances were converted based on the market price determined for restricted shares of common stock at the date of conversion. In addition, the Company offset amounts due to the former CEO for executive compensation, against cash advances totaling $45,000 for the nine months ended September 30, 2006.

5. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets are as follows:

	September 30, 2006	December 31, 2005
Prepaid expenses	$213,342	$166,351
Stock Issue - Personal Guarantees	67,132	179,970
Security Deposits	117,078	99,594
Investment in JV	50,000	—

	$447,552	$445,915

6. Floor Plan and Warehouse Lines of Credit

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

During March 2005, the Company obtained a line of credit secured by a certificate of deposit. The line of credit of $500,000 bears interest at the higher of 3.3% or 100 basis points over the certificate rate. At September 30, 2005 the balance of the line of credit was $500,000. In the fourth quarter of 2005 the line of credit was repaid through the proceeds of the certificate of deposit that secured the line of credit.

During June 2005, the Company obtained lines of credit with Daimler Chrysler Services North America, LLC (“Daimler Chrysler”) up to $3.5 million; $1.0 million to fund the purchase of chassis for the manufacturing facility and $2.5 million for the acquisition of leases secured by commercial vehicles. Effective July 2005, Daimler Chrysler agreed to increase the lease line to $4.0 million and committed to support the Company’s business plan. The body builder line of credit used to purchase chassis for the manufacturing facility is collateralized by the chassis and also a $200,000 irrevocable letter of credit, which will secure up to $1.0 million in body builder availability. At September 30, 2006 the balance of the line of credit to Daimler Chrysler was $4.0 million for the lease facility and $918,000 for the body builder facility. The interest rates charged on both lines of credit are based on internal published rates at Daimler Chrysler. The effective interest rate charged on the facility for the three and nine months ended September 30, 2005 was 7.00% and was 7.75% and 7.5% for the three and nine months ended September 30, 2006.

During July 2006, the Company received notification from Dresdner Bank that it was reevaluating its plans to provide the securitization for FleetPlan. Included in deferred loan fees is approximately $117,000 associated with the obtaining securitization of FleetPlan assets. This amount was written off during the three and nine months ended September 30, 2006.

On September 29, 2006, the Master Loan and Security Agreement – Motor Vehicles, dated December 16, 2004 (the “New World Loan Agreement”), between New World, as lender, and Coach Financial Services, as borrower, was terminated. Under the Agreement, New World advanced the purchase price of vehicles purchased by Coach Financial Services and leased to third parties. The obligation of Coach Financial Services to repay such advances was evidenced by promissory notes delivered to New World, which was secured by, among other things, a purchase money security interest in the motor vehicles and an assignment of the related leases.

On August 14, 2006, New World sold the portfolio of leases serving as collateral for advances under the New World Loan Agreement to satisfy indebtedness of approximately $1.3 million. The proceeds of the sale were approximately $1.4 million of which New World satisfied its outstanding obligations of $1.3 million and paid legal bills of $42,000 on behalf of the Company. New World has notified the Company and Coach Financial Services that New World will not make any further advances under the New World Loan Agreement. In connection with the sale of the leases, on September 29, 2006, the Company and Coach Financial Services signed a Release and Covenant Not to Sue in favor of New World. Under the Release and Covenant Not to Sue, the Company and Coach

Financial Services released New World from all claims that they may have against New World, including claims that New World improperly liquidated the lease portfolio or otherwise breached the New World Loan Agreement, and agreed not to commence any action against New World in connection with any claims that were released under the Agreement. New World is obligated to pay the Registrant net proceeds from the disposition of the assets of approximately $52,000, which was included in accounts receivable at September 30, 2006. The Company recognized a loss on disposition of $140,000, of which $65,000 relates to the accelerated amortization of the cost of shares issued to a former officer and director, John Gore, for his personal guarantee in September of 2005, $16,000 accelerated amortization on initial indirect costs, and $42,000 for legal fees associated with the disposition, offset by $21,000 reduction in the lease loss provision relating to the sale of the collateral.

7. Insurance Loss Reserves

Balance at December 31, 2005	$—
Additions to Loss Reserve	1,203,381
Claims Paid	(290,212)

Balance at September 30, 2006	$913,169

During April 2006 the Company formed and began marketing a new insurance product through an insurance arrangement whereby the Company facilitates Occupational and Accident Insurance directly to more than 8,300 independent contractors supported through CDS. The Company has engaged Dallas National Insurance Company (“DNIC”) and Highpoint Risk Services, LLC to provide the insurance for the program.

The insurance program secured through the DNIC is set up on a Retrospective Experience Rated Program basis. This means that DNIC has agreed to extend the program at a set rate based on the anticipated loss experience of the program within a specific layer of risk, which in the case of this program is the first $250,000 per occurrence of risk up to a predetermined maximum loss paid amount known as the aggregate stop loss attachment point. The Company is required to post a collateral payment with DNIC in the amount of $360,000, of which $120,000 has been paid into the loss reserve at September 30, 2006, that is funded and is exposed to loss if the experience of the program develops adversely. DNIC is insuring the program with first dollar insurance. The program does not require a deductible or a self insured position. The program’s breakeven point is based on the Company’s experience running at a predetermined loss ratio or projected “loss pick”. If the experience exceeds this loss pick number, then DNIC can take as additional premium from the collateral payment that is being held by DNIC. If the experience is less than the projected loss pick, then the Company can earn a premium credit and take that as a profit sharing retro payment or they could apply this to the next underwriting year.

The Company has $834,000 placed in a restricted bank account in the name of the Company with DNIC to ensure that the claims associated with the accident and occupational insurance for the courier drivers are secured. The agreement with DNIC is described above, whereby the Company will be liable for any additional claims, over and above the restricted balances as well as the ability of the Company to share in the upside if losses attributed to the insurance products are lower than anticipated. The Company is responsible for $250,000 per injury to each injured worker, up to an aggregate amount of 150 percent of expected losses or eighty percent of gross premiums, whichever is greater. Gross premiums for the period from May 1, 2006 through September 30, 2006 were $2.1 million, claims and expenses made during the period amounted to $1.1 million.

8. Segment Reporting

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

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the nine months ended September 30, 2006:

September 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Total
Revenues	$7,236,511	$2,672,634	$236,904,190	41,356	$246,854,691
Cost of Goods Sold	6,341,549	2,391,317	233,406,680	—	242,139,546
Gross Margin	894,962	281,317	3,497,510	41,356	4,715,14 5
Operating Expenses	1,372,096	639,868	2,628,566	3,320,183	7,960,713

Segments net income (loss) before income taxes	$(477,134)	$(358,551)	$868,944	$(3,278,827)	$(3,245,568)

The Company includes FleetPlan in the lease finance segment for the nine months ended September 30, 2006. The loss specific to FleetPlan for the nine months ended September 30, 2006 was $156,000. In addition, the lease finance segment includes a loss on disposition of a lease portfolio of $140,000 net of reduction in the lease loss provision. The manufacturing segment recorded a provision for various uncollectible receivables and obsolete inventory totaling $279,000 for the period.

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the nine months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Total
Revenues	$8,244,745	$3,327,987	$174,685,820	$—	$186,258,552
Cost of Goods Sold	6,694,456	2,908,222	172,435,116	—	182,037,794
Gross Margin	1,550,289	419,765	2,250,704	—	4,220,758
General and Administrative Expenses	1,527,389	263,762	1,677,423	2,029,327	5,497,901

Segments net income (loss)	$22,900	$156,003	$573,281	$(2,029,327)	$(1,277,143)

Included in the manufacturing segment is $434,000 related to the settlement of CTMC, discussed under related party transactions.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three months ended September 30, 2006:

September 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Total
Revenues	$1,999,904	$408,969	$85,116,447	$26,496	$87,551,816
Cost of Goods Sold	1,586,484	351,970	83,486,883	—	85,425,337
Gross Margin	413,420	56,999	1,629,564	26,496	2,126,479
Operating Expenses	788,689	278,215	1,312,356	1,405,004	3,784,264

Segments net income (loss) before income taxes	$(375,269)	$(221,216)	$317,208	$(1,378,509)	$(1,657,785)

A loss on disposition of a lease portfolio was $140,000 net of reduction in the lease loss provision was recorded in the Lease Finance Segment. The manufacturing segment recorded a provision for various uncollectible receivables and obsolete inventory totaling $279,000 for the quarter.

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the three months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Total
Revenues	$1,211,973	$1,495,713	$62,619,268	$103,087	$65,430,041
Cost of Goods Sold	889,264	1,332,347	61,963,477	73,422	64,258,510
Gross Margin	322,709	163,366	655,791	29,665	1,171,531
General and Administrative Expenses	873,852	75,532	418,822	1,027,816	2,396,022

Segments net income (loss) before income taxes	$(551,143)	$87,834	$236,969	$(998,151)	$(1,224,491)

8. Related Party Transactions

Robert Lefebvre, a director of the Company and President of CDS, owns 33% of an insurance brokerage company which provided exclusive services to CDS in 2006 and 2005, specifically accident and occupational hazard insurance and the contract liability program. The total commissions earned by this brokerage company from CDS premiums amounted to $177,000 and $152,000 for the three months ended September 30, 2006 and 2005, respectively, and $541,000 and $390,000 for the nine months ended September 30, 2006 and 2005, respectively. The insurance brokerage company owes $87,000 of net premiums to be placed in the collateral account at September 30, 2006. These funds were remitted in October 2006. The rates charged by his insurance brokerage company to CDS are comparable to those paid by unaffiliated customers. In addition, the Company has established a marketing agreement with the insurance brokerage company, whereby the insurance brokerage company pays a fee to Coach for marketing and administration services relating to their products. The total amount received for the three and nine months ended September 30, 2006 was $26,000 and $41,000, respectively. The agreement was effective May 1, 2006.

The Company had a note payable in the amount of $100,000 due to a former shareholder of CDS which matured on December 31, 2005.

During May 2005, the Company settled certain obligations to an officer and director and his related companies. All obligations owed to the executive and settlements of related obligations owed by various entities controlled by the officer were considered settled as a result of the agreement. Included was a charge-off of $429,000 of a receivable owed to the Company from an entity controlled by this officer, offset by a reduction of a liability due to the officer of $485,000 for compensation for his personal guarantees. These balances were offset at year-end and as part of the agreement; all balances due between the related entities and the Company were considered settled.

The above referenced settlement includes the cancellation of 556,098 shares of common stock issued to an entity of the officer valued at $684,000 in exchange for a payable to the entity controlled by the officer in the amount of $250,000 due in installments over a 12 month period. The Company paid $62,500 on July 28, 2005; $62,500 was remitted on October 31, 2005. The balance of the amount due was paid on January 31, 2006 and April 30, 2006. The Company recognized a gain on settlement of this obligation amounting to $434,000, classified as gain on settlement of CTMC for the nine months ended September 30, 2005.

This officer and director resigned effective May 31, 2005 and entered into a non-compete agreement, whereby the officer cannot compete with the Company for a period of three years. The Company issued to the officer 600,000 shares of restricted common stock valued at $396,000 and paid $55,000 to the director in consideration for the non-compete agreement discussed above. The cost of this agreement will be amortized over the term of the non-compete agreement. The unamortized portion of the non-compete agreement at September 30, 2005 is $401,000 and $250,000 at September 30, 2006. In addition, this former officer and director were issued 341,500 shares of restricted common stock for his personal guarantee of lease obligations to various financial institutions. The stock is valued at $156,000 and is being amortized over the remaining term of the lease obligation. Effective August 14, 2006, the Company accelerated the amortization relating to the liquidation of the New World Lease Funding portfolio in the amount of $87,000 and that amount is included in the loss on liquidation included in the statement of operations.

9. Other Information

A law firm wan engaged in early August 2006 to conduct an external investigation into the facts and circumstances pertaining to the indictment of Francis J. O'Donnell, Chairman of the Board and Chief Executive Officer. On June 29, 2006, Mr. O'Donnell was indicted for, among other things, alleged extortion and money laundering, activities that occurred during the period from January to November 2003.

Coach has been informed that according to the US Attorney handling the matter; Coach is "neither a subject nor a target of the investigation" that was conducted. In addition, the facts developed during the course of the investigation have led the US Attorney to conclude that Coach was not "directly or knowingly involved in the crimes allegedly committed by Mr. O'Donnell and his confederates".

The facts and circumstances developed by the Company in our own internal inquiry have also permitted us to reach the same conclusions.

Mr. O'Donnell resigned as an officer, director and employee of the Company and the Company accepted this resignation, effective as of July 25, 2006.

10. Liquidity

The Company has incurred losses from operations for the years ended December 31, 2005 and 2004, of approximately $5.0 million and $6.5 million, respectively, and net losses of $1.7 million and $3.2 million for the three and nine months ended September 30, 2006, respectively. The cash provided by operating activities for the nine months ended September 30, 2006 was approximately $1.6 million compared to cash used of $580,000 for the same period in 2005. The cash used for financing activities for the nine months ended September 30, 2006 was $697,000 compared to $905,000 for the 2005 period. Investing activities used $866,000 and $519,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company has been negotiating with its vendors and has entered into payment plans with most of them. The largest outstanding balances due to vendors relate to the Company’s increased legal bills. In addition, the Company is accruing liquidated damages of $40,000 a month relating to common shares and warrants issued in December 2005. These shares and warrants are required to be registered with the Securities and Exchange Commission, pursuant to a Registration Rights Agreement. The Company is working on fulfilling this obligation through submission of the appropriate documents to the SEC. If the Company is unsuccessful at obtaining the required registration, it may be forced to settle with these shareholders in either additional shares or cash payments, or both. In addition, the Company has an obligation to a former insurance carrier amounting to $1.1 million. The Company has claimed a breach of contract with the carrier and the two parties are in litigation over this amount owed.

The Company currently has approximately 29 million shares issued and outstanding and an additional 21 million underlying shares reserved for stock option plans, warrants and options with the same number of shares authorized. Thus, the Company does not have available securities in order for it to raise additional capital to fund it working capital needs.

Implementation of the Company’s daily rental business has been delayed; however the Company has secured the financing for these leases from DaimlerChrysler and is working on securing orders for delivery in late December 2006 or first quarter 2007. The Company received additional working capital for the manufacturing plant operations as it gears up its operations for the new model year. The working capital line increase was received in the fourth quarter from DaimlerChrysler and has increased the plant output for the period. In addition, the Company has not paid its first principal payment due to Laurus Master Funds, LLC, its Senior Lender, which came due September 1, 2006 for $162,791, with subsequent monthly payment of the same amount. Laurus Master Funds, LLC is working with the Company to arrange for a modified payment plan however, the parties have not reached a written agreement. If the Company is unable to maintain its current cost of operations, reach an agreement with its Senior Lender, or seeks further expansion, additional funding will become necessary. If the additional funding is not available to the Company, or the Company is unable to make satisfactory arrangements with our creditors, we may have to curtail our operations or seek bankruptcy protection.

12. Subsequent Events

During June 2006 DaimlerChrysler committed, subject to new loan agreements, to increasing the Company’s line of credit from $5.0 million for both the commercial lease warehouse line and the bodybuilder lines of credit to $25 million, to be utilized by the Company for commercial fleet leases, daily rental business and the plant operations. During the fourth quarter DaimlerChrysler, after assessing the Company and the impact of the resignation of the Company’s CEO, decided to extend the June commitment which was subject to additional loan documentation, under its already existing lines of credit for the Company to be utilized for implementation of its business plan. The increases in the line enables the Company to provide working capital to the plant operations by increasing the bodybuilder line of credit from $1.0 million to $1.5 million, and allowing the Company the availability of $8.5 million for commercial fleet leases, and $15 million for the daily rental business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical nor current facts are "forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as "may," "will," "expect," “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) lack or resources to maintain the Company’s good standing status and requisite filings with the Securities and Exchange Commission; (iii) history of operating losses and accumulated deficit; (iv) possible need for additional financing; (v) competition; (vi) reliance on one client for a significant percentage of our revenues; (vii) dependence on management; (viii) risks related to proprietary rights; (ix) government regulation; and (x) other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report.

The Company

Coach Industries Group, Inc. (“Coach” or the “Company”) is a holding company, which, through several wholly-owned subsidiaries, offers an array of financial services, insurance products and fleet management services to commercial fleet operators. These services include finance and operating leases for vehicles, procurement and disposal of vehicles, and the provisioning of commercial fleet drivers for these operators. Coach also provides specialty insurance products for the commercial fleet drivers. The Company’s long-term strategy is to offer and expand our array of products to existing customers as well as other commercial fleet operators.

Finance Leasing Operations. Coach Financial Services, Inc. (“CFS”) offers financial services to commercial fleet operators including, but not limited to, customers of Corporate Development Services, Inc. (“CDS”), Springfield Coach Industries Group, Inc. (“SCB”) and Commercial Transportation Manufacturing Corporation (“CTMC”), all wholly owned subsidiaries of Coach. CFS targets small to mid-size commercial fleet operators throughout the United States. The Company acquired FleetPlan LLC (“FleetPlan”) in the fourth quarter of 2005. Fleet Plan had not commenced operations at the time of the acquisition, but had the software platform, business model and titling trust to support our business plan to enter the daily rental business through leasing vehicles to franchisees in the daily rental business for terms of up to twelve months. Implementation of the business plan has been delayed due to constraints relating to vehicle allocation from the large vehicle manufacturers such as DaimlerChrysler, Hyundai, Kia, etc. as well as financing availability.

Contractor Settlement Processing. CDS provides independent contractors, subcontractor settlement processing and specialty insurance products to commercial fleet operators. Through its primary product offering CDS insulates the commercial fleet operator from workplace concerns relating to employment by creating a true independent operator status between commercial fleet drivers and the commercial fleet operators. CDS provides specialty insurance products to these commercial fleet drivers, as well as health benefits and other insurance products through various relationships with independent insurance brokers. Currently CDS provides its products to approximately 8,300 commercial fleet drivers and 270 commercial fleet companies. Effective May 1, 2006, the Company began offering accident and occupational insurance to these drivers directly through its new risk sharing insurance product. CDS has engaged Dallas National Insurance Company and Highpoint Risk Services, LLC to provide the insurance for the program.

Manufacturing. SCB is one of the eight limousine manufacturers in the limousine manufacturing industry operating under a Qualified Vehicle Modifier Agreement (“QVM”) with Ford Motor Company. Securing a QVM is a barrier to entering the specialty vehicle manufacturing industry due to the scrutiny and rigid manufacturing facility requirements imposed by the manufacturer. SCB's operations consist of manufacturing, selling and servicing stretch sedans. The operations are housed in a 60,000 square foot manufacturing facility with approximately 40 employees involved in the direct manufacture of the modified chassis. Effective December 31, 2005, Springfield Coach Industries Group, Inc. (“SCB”) and American Dealerships Corporation organized a joint venture called American-Springfield, LLC (“American-Springfield”), a Florida limited liability company, to perform the sales and marketing of limousines for SCB. However, American-Springfield is in litigation with American Dealerships due to low sales volume and other issues relating to the sales effort and its performance under the agreements. The Company has returned to a dealer sales network and in-house sales effort to support the production and sales effort at SCB.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, term notes, operating cash flow and cash funding from related parties, as required. Some of the above sources may not be available to the Company currently and it is evaluating its various alternatives.

The Company has incurred losses from operations for the years ended December 31, 2005 and 2004, of approximately $5.0 million and $6.5 million, respectively, and net losses of $1.7 million and $3.2 million for the three and nine months ended September 30, 2006, respectively. The cash provided by operating activities for the nine months ended September 30, 2006 was approximately $1.6 million compared to cash used of $580,000 for the same period in 2005. The cash used for financing activities for the nine months ended September 30, 2006 was $697,000 compared to $905,000 for the 2005 period. Investing activities used $866,000 and $519,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company has been negotiating with its vendors and has entered into payment plans with most of them. The largest outstanding balances due to vendors relate to the Company’s increased legal bills. In addition the Company is accruing liquidated damages of $40,000 a month relating to common shares and warrants issued in December 2005. These shares and warrants are required to be registered with the Securities and Exchange Commission, pursuant to the Registration Rights Agreement. The Company is working on fulfilling this obligation through submission of the appropriate documents to the SEC. If the Company is unsuccessful at obtaining the required registration, it may be forces to settle with these shareholders in either additional shares or cash payments, or both. In addition, the Company has an obligation to a former insurance carrier amounting to $1.1 million. The Company has claimed a breach of contract with the carrier and the two parties are in litigation over this amount owed.

The Company currently has approximately 29 million shares issued and outstanding and an additional 21 million underlying shares reserved for stock option plans, warrants and options with the same number of shares authorized. Thus, the Company does not have available securities in order for it to raise additional capital to fund it working capital needs.

Implementation of the Company’s daily rental business has been delayed; however the Company has secured the financing for these leases from DaimlerChrysler and is working on securing orders for delivery in late December 2006 or first quarter 2007. The Company received additional working capital for the manufacturing plant operations as it gears up its operations for the new model year. The working capital line increase was received in the fourth quarter from DaimlerChrysler and has increased the plant output for the period. In addition, the Company has not paid its first principal payment due to Laurus Master Funds, LLC, its Senior Lender, which came due September 1, 2006 for $162,791, with subsequent monthly payment of the same amount. Laurus Master Funds, LLC is working with the Company to arrange for a modified payment plan however, the parties have not reached a written agreement. If the Company is unable to maintain its current cost of operations, reach an agreement with its Senior Lender, or seeks further expansion, additional funding will become necessary. If the additional funding is not available to the Company, or the Company is unable to make satisfactory arrangements with our creditors, we may have to curtail our operations or seek bankruptcy protection.

Seasonality

The specialty vehicle business is seasonal; most purchases are made during the second quarter because of upcoming prom and wedding seasons and the fourth quarter coinciding with the timing of the new model year. The courier business is not seasonal. The financial services business will track our other business units. The daily rental business is expected to be busier during the third and fourth quarters, when new models are introduced and during the summer and winter when the rental business is busier.

Financial Condition - September 30, 2006 compared to December 31, 2005

Current Assets

Cash and cash equivalents. Cash and cash equivalents stayed at $3.0 million at December 31, 2005 and September 30, 2006.

Restricted cash. Restricted cash was $247,000 at December 31, 2005 and $211,000 at September 30, 2006. These balances are primarily related to the body-builder line with Daimler Chrysler and are held on deposit in a cash management account at Daimler Chrysler at September 30, 2006. In August 2006, New World liquidated the restricted fund balance of $36,000 in the liquidation of the portfolio.

Accounts receivable. Accounts receivable at December 31, 2005 was $1.6 million compared to $1.8 million at September 30, 2006. The increase primarily relates to receivables associated with CDS. These receivable balances typically are repaid within twenty-four to forty-eight hours. The Company had receivables of approximately $260,000 at September 30, 2006 that was delinquent associated with the independent contractor settlement segment. The Company has assessed collectibility of these accounts and placed a reserve of $65,000 for potential losses for the nine months ended September 30, 2006. In addition, the Company reserved $222,000 of receivables at SCB related to amounts owed from the former owner and amounts owed from advertising and QVM based on review of its collectibility.

Collateral Account – Occupational and Accident Insurance Program. The collateral account – accident and occupations insurance program was $834,000 at September 30, 2006. CDS had $714,000 placed in a restricted bank account in the name of the Company with DNIC to ensure that the claims associated with the accident and occupational insurance for the courier drivers are secured and an additional $120,000 was included in the restricted collateral account to be considered as additional collateral for the agreement. The insurance program secured through the DNIC is set up on a Retrospective Experience Rated Program basis. This means that DNIC has agreed to extend the program at a set rate based on the anticipated loss experience of the program within a specific layer of risk, which in the case of this program is the first $250,000 per occurrence of risk up to a predetermined maximum loss paid amount known as the aggregate stop loss attachment point. The Company is required to post a collateral payment with DNIC in the amount of $360,000, of which $120,000 has been paid into the loss reserve at September 30, 2006, that is funded and is exposed to loss if the experience of the program develops adversely. DNIC is insuring the program with first dollar insurance. The program does not require a deductible or a self insured position. The program’s breakeven point is based on the Company’s experience running at a predetermined loss ratio or projected “loss pick”. If the experience exceeds this loss pick number, then DNIC can take as additional premium from the collateral payment that is being held by DNIC. If the experience is less than the projected loss pick, then the Company can earn a premium credit and take that as a profit sharing retro payment or they could apply this to the next underwriting year.

The Company is responsible for a $250,000 per injury to each injured worker, up to an aggregate amount of 150 percent of expected losses or eighty percent of gross premiums, whichever is greater. Gross premiums for the period from May 1, 2006 through September 30, 2006 were $2.1 million; claims and expenses made during the period amounted to $1.1 million. The Company places approximately 64 percent of total premiums into the loss reserve. Through September 30, 2006, losses claimed amounted to approximately 50 percent of the total premiums.

Supply inventory. Supply inventory consists of inventory specific to the manufacturing facilities. Supply inventory decreased from $1.4 million at December 31, 2005 to $1.3 million at September 30, 2006. Units on back-order at September 30, 2006 were 6 and 10 at December 31, 2005. The Company reserved approximately $60,000 for inventory deemed obsolete based on the changes made to streamline operations.

Prepaid expenses and other assets. The components of prepaid expenses and other assets are as follows:

The components of prepaid expenses and other assets are as follows:

	September 30, 2006	December 31, 2005
Prepaid expenses	213,342	$166,351
Stock Issue - Personal Guarantees	67,132	179,970
Security Deposits	117,078	99,594
Investment in JV	50,000	—

	$447,552	$445,915

Goodwill. At September 30, 2006 and December 31, 2005 goodwill was $6.3 million relating to the acquisitions of FleetPlan, SCB, CFS and CDS.

Lease receivables, net. At September 30, 2006 the balance of leases receivable was approximately $4.9 million net of an allowance for lease losses of approximately $97,000 compared to $5.0 million net of an allowance for lease losses of approximately $90,405 at December 31, 2005. Effective August 14, 2006, the Company liquidated a portfolio of leases totaling approximately $1.4 million, repaid lease obligations of $1.3 million and incurred a loss upon liquidation of $125,000. Included in the loss was $42,000 of legal fees, $87,000 of accelerated amortization of costs associated with a personal guarantee from a former officer and director, John Gore, offset by a reduction in the provision for loan losses attributed to the portfolio of $21,000.

Liabilities

Accrued wages. Accrued wages increased from $61,000 at December 31, 2005 to $117,000 at September 30, 2006, the increase is primarily due to the accrued wages relating to the operations and timing of payroll.

Accounts payable and other accrued expenses. Accounts payable and accrued expenses increased from $1.2 million at December 31, 2005 to $3.1 million at September 30, 2006. The increase primarily relates to the operations the Company and CDS. Accrued expenses at Coach increased $125,000 relating to the reserve for losses associated with the American-Springfield joint venture from December 31, 2005 to September 30, 2006. Accounts payable and accrued expenses increased significantly due to $616,000 of increased legal costs associated with the registration statement filed for certain selling security holders, securitization associated with FleetPlan, FleetPlan litigation and litigation related to American-Springfield, Transguard and CDS. Included in accounts payable is $158,000 payable to counsel investigating any involvement of the Company in the purported money laundering by the former CEO (“legal investigation”) Payables at CDS increased approximately $1.1 million relating to payments to the insurance carrier relating to accident and occupational insurance premiums at September 30, 2006 primarily relating to issues associated with the CDSs’ former insurance carrier. The Company and CDS and the carrier are currently in litigation over theses issues.

Customer deposits. Customer deposits increased from $41,000 at December 31, 2005 to $41,700 at September 30, 2006. The increase relates to the Company focusing on increasing the overall deposits it receives on its production for the manufacturing facility to insure that the sale occurs timely. The Company has assessed the value of a deposit of between $5,000 and $10,000 and the commitment by the customer. The Company had nine vehicles in production with deposits totaling $16,000 as December 31, 2005 compared to six deposits at September 30, 2006, totaling $41,700 relating to the manufacturing facility. CDS had one customer deposit of $25,000 at December 31, 2005 and zero at September 30, 2006.

Related party payable. Related party payable decreased from $376,000 at December 31, 2005 to $25,000 at September 30, 2006. This amount related to approximately $200,000 paid to an affiliate of one of the Company’s subsidiaries. In addition the Company owed $125,000 to a company affiliated with a former officer and director at December 31, 2005. The Company repaid $125,000 during the nine months ended September 30, 2006.

Lines of credit. The line of credit balance increased from $894,000 million at December 31, 2005 to $977,000 at September 30, 2006. This line of credit is directly associated with the number of vehicles in the manufacturing production.

Advance payments contract settlement. Advance payments contract settlements at December 31, 2005 and September 30, 2006 was $1.9 million and $2.8 million, respectively. The contract settlement is funded by commercial fleet operators in anticipation of those balances due to the drivers on the stipulated settlement date. The timing of the settlement to the drivers is typically between twenty-four and forty-eight hours of funding.

Warrant liability. The Company issued warrants relating the equity capital raised in December 2005. The Company valued its warrants using a Black-Scholes pricing model at September 30, 2006 at $295,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in an expense for the three months ended September 30, 2006 of $59,000 and a benefit of $279,000 for the nine months ended September 30, 2006 based on the market value of $0.12; a duration of between one and one half and two years on the options; volatility of 158% and a risk free interest rate of 4.80%. The warrants will be valued as of the balance sheet date until the warrants are registered with the SEC. Upon registration the warrant liability will be reclassified to equity.

Registration Rights Liability. The Company was required to have the stock registered with the Securities and Exchange Commission by April 2006. The penalty for not obtaining the registration of the securities is 2% of the stock issuance a month. For the three and nine months ended September 30, 2006, the Company recognized an expense of $120,000 and $200,000, respectively.

Term Note Payable. At September 30, 2006 and December 31, 2005 the Company’s Term Note to Laurus Master Funds was $6.8 million and $7.0 million respectively, due on October 31, 2009. Interest is due monthly at prime plus 1.5%. The portion of the debt that is classified as short-term is approximately $1.9 million at September 30, 2006 and $1.5 million at December 31, 2005. The increase relates to the deferral of payments by the lender until September 1, 2006. Currently the Company is working out payment arrangements with its senior lender; however its senior lender has not provided a written agreement as to principal repayments.

Lease financing obligation. Lease financing obligation at September 30, 2006 was $4.5 million compared to $4.4 million at December 31, 2005. The average interest charged on these leases is approximately 8.25 percent. Effective August 14, 2006 the Company liquidated a portfolio of leases totaling approximately $1.4 million, repaid lease obligations of $1.3 million and incurred a loss upon liquidation of $125,000.

If the Company is unable to maintain its current cost of operations, reach an agreement with its Senior Lender, or seeks further expansion, additional funding will become necessary. The Company’s current assets are $9.1 million compared to its current liabilities of $12.4 million; a shortfall of $3.3 million, of which $2.0 million is due to its senior lender, which the Company is negotiating repayment terms. The remaining shortfall relates to the Company’s payable to Transguard, of which the Company is currently in litigation with a countersuit claiming breach of contract. If the additional funding is not available to the Company, or the Company is unable to make satisfactory arrangements with our creditors, we may have to curtail our operations or seek bankruptcy protection.

Results of Operations – For the Three Months Ended September 30, 2006 compared to September 30, 2005

The Company recognized a loss per share for the 2006 period of $0.06 compared to $0.07 for the same period in 2005. Shares outstanding for the 2006 period was 29 million shares for both basic and fully diluted weighted average shares outstanding for the three months ended September 30, 2006 compared to 18 million shares for the same period in 2005.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three months ended September 30, 2006:

September 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Total
Revenues	$1,999,904	$408,969	$85,116,447	$26,496	$87,551,816
Cost of Goods Sold	1,586,484	351,970	83,486,883	—	85,425,337
Gross Margin	413,420	56,999	1,629,564	26,496	2,126,479
Operating Expenses	788,689	278,215	1,312,356	1,405,004	3,784,264

Segments net income (loss) before income taxes	$(375,269)	$(221,216)	$317,208	$(1,378,508)	$(1,657,785)

A loss on disposition of a lease portfolio was $140,000 net of reduction in the lease loss provision was recorded in the Lease Finance Segment. The manufacturing segment recorded a provision for various uncollectible receivables and obsolete inventory totaling $279,000 for the quarter.

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the three months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Total
Revenues	$1,211,973	$1,495,713	$62,619,268	$103,087	$65,430,041
Cost of Goods Sold	889,264	1,332,347	61,963,477	73,422	64,258,510
Gross Margin	322,709	163,366	655,791	29,665	1,171,531
General and Administrative Expenses	873,852	75,532	418,822	1,027,816	2,396,022

Segments net income (loss) before income taxes	$(551,143)	$87,834	$236,969	$(998,151)	$(1,224,491)

Manufacturing – The Manufacturing Segment recognized higher revenues and cost of goods sold for the 2006 period, compared to 2005 because the number of units sold for the 2006 quarter was 32 compared to 23 units for the 2005 quarter. The Company slowed down its sales effort for the second half of 2005 to address warranty issues identified by the reorganized Management team as a result of vehicles manufactured in late 2005 and early 2006. Effective May 31, 2005, the reorganized management team installed processes that enhanced the manufacturing process and strengthened the quality control process. The Company has improved the warranty issues as discussed below, however the sales effort was hindered by the Company’s decision to enter into a joint venture agreement to sell its manufactured limousines. The sales effort did not yield the anticipated results and required the Company to find alternative sources for its sales effort, both through a dealer network and in-house sales force.

Gross Margin per vehicle was $15,000 for 2006 compared to $14,000 for 2005. The increase in margin was due to changes in the production mix away from Lincoln Towncars to Chrysler 300s. During 2005, the Company manufactured multiple vehicles which were higher gross margin vehicles but caused some of the increased warranty issues. Warranty expense associated with the manufacturing facility was $101,000 for the three months ended September 30, 2005 compared to $16,500 for the same period in 2006. Charges to warranty reserve for the three months ended September 30, 2005 was $51,000 compared to charges of $8,000 for the same period in 2006. Overhead expenses per vehicle during the 2005 quarter were $38,000 per unit compared to $16,500 per unit excluding the provision for uncollectible receivables of $247,000 for the 2006 period. The reduction in overhead is directly related to the reduction in headcount discussed below and streamlined manufacturing process in place during 2006. The Company has focused its production on building Lincoln Towncars and Chrysler 300 Limousines during late 2005 and 2006. During the summer of 2005, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles, offset by production levels below the Company’s break-even point per car. The summer months are historically the slowest months for the limousine industry.

Lease Finance – The Lease Finance Segment recognized lower revenues and cost of goods sold for the 2006 period compared to the same period in 2005. Lease production for the three months ended September 30, 2006 and 2005 was $0.5 million and $1.3 million, respectively. In early July, the Company reduced production as it worked with the lenders and assessed the impact of the resignation of the Company’s CEO. The salesforce related to the lease finance segment was curtailed and the lease production and revenues were primarily from the manufacturing facility and the courier drivers. General and administrative expenses increased from $75,000 for 2005 compared to $278,000 for 2006. Included in lease finance overhead expenses is a $140,000 loss on disposition of a lease portfolio for the nine months ended September 30, 2006.

Independent Contractor Settlement – The independent contractor settlement segment recognized higher revenues and cost of goods sold for 2006 compared to 2005 based on an increase in number of drivers from approximately 6,200 at September 30, 2005 to approximately 8,300 drivers at September 30, 2006. In addition, the average annual settlement paid to the courier drivers was approximately $40,500 in 2005 compared to almost $41,000 for 2006. Included in revenues for the 2006 period are $1.1 million for accident and occupational insurance, net of commissions paid of $184,000. Provision for loss reserves was $650,000 for the same period and operating expenses associated with claims management and the excess and aggregate insurance were $538,000 for the 2006 period.

Parent Company- Parent Company expenses increased from $1.0 million for the 2005 period to $1.3 million for 2006. Interest expense for 2005 was $340,000 compared to $265,000 for the 2006 period. Higher interest rates and higher loan balances for 2006, offset by lower amortization of beneficial conversion features, impacted the interest expense for the period. In late 2005, the Company extinguished a convertible note for $4.9 million and replaced it with a term note for $7.0 million. The interest rate charged on the convertible note was prime plus 3.5%, or 9.25% at September 30, 2005 as compared to prime plus 1.5%, or 9.75% at September 30, 2006 on the term note. Expenses for the three months ended September 30, 2006 increased by $288,000 for legal expenses. Legal expenses increased due to the American Springfield, FleetPlan and Transguard matters as well as the $200,000 costs associated with a legal investigation. The Company valued its warrants using a Black-Scholes pricing model at September 30, 2006 at $295,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in an expenses of $56,000 for the three months ended September 30. In addition, the Company recorded an expense associated with the registration of the Company’s stock and warrants of $120,000.

Earning (loss) before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Although Management uses EBITDA as a supplemental indicator of the Company’s financial performance, as it is not considered a measure under United States generally accepted accounting principles (“GAAP”) EBITDA should not be relied upon, but only used as a supplement to financial indicators based on GAAP.

Earnings (loss) before interest, taxes, depreciation and amortization for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Net loss, as reported	$(1,657,785)	$(1,224,491)

Interest expense and beneficial conversion	273,659	370,739
Amortization and depreciation	114,332	105,812

Adjustments to earnings (loss)	387,991	476,551

EBITDA	$(1,269,794)	$(747,940)

Results of Operations – For the Nine Months Ended September 30, 2006 compared to September 30, 2005

The Company recognized a loss per share for the 2006 period of $0.11 compared to $0.08 for the same period in 2005. Shares outstanding for the 2006 period was 29 million shares for both basic and fully diluted weighted average shares outstanding for the nine months ended September 30, 2006 compared to 16 million shares for the same period in 2005.

The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the nine months ended September 30, 2006:

September 30, 2006	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company	Total
Revenues	$7,236,511	$2,672,634	$236,904,190	$41,356	$246,854,691
Cost of Goods Sold	6,341,549	2,391,317	233,406,680	—	242,139,546
Gross Margin	894,962	281,317	3,497,510	41,356	4,715,14 5
Operating Expenses	1,372,096	639,868	2,628,566	3,320,183	7,960,713

Segments net income (loss) before income taxes	$(477,134)	$(358,551)	$868,944	$(3,278,827)	$(3,245,568)

The Company includes FleetPlan in the lease finance segment for the nine months ended September 30, 2006. The loss specific to FleetPlan for the nine months ended September 30, 2006 was $156,000. In addition, the lease finance segment a loss on disposition of a lease portfolio was $140,000 net of reduction in the lease loss provision. The manufacturing segment recorded a provision for various uncollectible receivables and obsolete inventory totaling $279,000 for the period.

The Company evaluates segment performance based on net segment income. The table below is segment information for income from continuing operations for the nine months ended September 30, 2005:

	Manufacturing	Lease Finance	Independent Contractor Settlement	Parent Company and Adjustments	Total
Revenues	$8,244,745	$3,327,987	$174,685,820	$—	$186,258,552
Cost of Goods Sold	6,694,456	2,908,222	172,435,116	—	182,037,794
Gross Margin	1,550,289	419,765	2,250,704	—	4,220,758
General and Administrative Expenses	1,527,389	263,762	1,677,423	2,029,327	5,497,901

Segments net income (loss)	$22,900	$156,003	$573,281	$(2,029,327)	$(1,277,143)

Included in the manufacturing segment is $434,000 related to the settlement of CTMC.

Manufacturing – The Manufacturing Segment recognized lower revenues and cost of goods sold for the 2006 nine month period, compared to 2005 because the number of units sold for the 2006 quarter was 115 compared to 117 units for the 2005 period. The Company slowed down its sales effort for the second half of 2005 to address warranty issues identified by the reorganized management team as a result of vehicles manufactured in late 2005 and early 2006. Effective May 31, 2005, the reorganized management team installed processes that enhanced the manufacturing process and strengthened the quality control process. The Company has improved the warranty issues as discussed below, however the sales effort was hindered by the Company’s decision to enter into a joint venture agreement to sell its manufactured limousines. The sales effort did not yield the anticipated results and required the Company to find alternative sources for its sales effort, both through a dealer network and in-house sales force.

Gross Margin per vehicle was $4,600 for 2006 compared to $13,250 for 2005. The decline in margin was due to reduced sales prices and higher production costs per vehicle. During 2005, the Company manufactured multiple vehicles which were higher gross margin vehicles but caused some of the increased warranty issues. Overhead expenses per vehicle during the 2005 period were $13,050 per unit compared to $8,100 per unit for the 2006 period. Expenses in the 2005 period were offset by a $434,000 of a gain on settlement related to the relocation of the CTMC facility. The reduction in overhead is directly related to the reduction in headcount discussed below and streamlined manufacturing process in place during 2006. The Company has focused its production on building Lincoln Towncars and Chrysler 300 Limousines during late 2005 and 2006. During the summer of 2005, the Company reduced the labor force at the plant from a high of 75 employees down to 41 employees, most of them associated with the direct manufacturing of the vehicles. Warranty expense for 2006 was $57,500 compared to $165,000 for 2005. Charges to the reserve were $56,000 for 2006 compared to $165,000 for 2005. The manufacturing segment recorded a provision for various uncollectible receivables and obsolete inventory totaling $207,000 for the period.

Lease Finance – The Lease Finance Segment recognized higher revenues and cost of goods sold for the 2006 period compared to the same period in 2005. Lease production for the nine months ended September 30, 2006 and 2005 were $3.0 million and $4.3 million, respectively. The production for the 2005 period is directly related to the production levels at the manufacturing plant. Included in total assets at September 30, 2006 and December 31, 2005 were $1.5 million in assets acquired as part of the FleetPlan acquisition in late 2005. General and administrative expenses increased from $264,000 for 2005 compared to $639,000 for 2006. The increase is specifically relating to the acquisition of FleetPlan in late 2005. The overhead expenses associated with FleetPlan were $166,000 for the nine months ended September 30, 2006. Also included in lease finance overhead expenses is $140,000 loss on disposition of a lease portfolio for the nine months ended September 30, 2006.

Independent Contractor Settlement – The Independent Contractor Settlement Segment recognized higher revenues and cost of goods sold for 2006 compared to 2005 based on an increase in number of drivers from approximately 6,200 at September 30, 2005 to over 8,300 drivers at September 30, 2006. Included in revenues for the 2006 period are $1.8 million for accident and occupational insurance, net of commissions paid of $273,000. Provision for loss reserves were $1.1 million for the same period and operating expenses associated with claims management and the insurance were $704,000 for the 2006 period.

Parent Company- Parent Company expenses increased from $2.0 million for the 2005 period to $3.2 million for 2006. Interest expense for 2005 was $795,000 compared to $646,000 for the 2006 period. Included in September 2005 period was a beneficial conversion of $188,000. Higher interest rates for 2006, higher balances for 2006, offset by lower amortization of beneficial conversion features relating to the convertible note impacted the interest expense for the period. In late 2005, the Company extinguished a convertible note for $4.9 million and replaced it with a term note for $7.0 million. The interest rate charged on the convertible note was prime plus 3.5%, or 9.25% at September 30, 2005 as compared to prime plus 1.5%, or 9.75% at September 30, 2006 on the term note. Expenses for the nine months ended September 30, 2006 increased by $442,000 for legal expenses and $199,000 for investor relations expense and $304,000 amortization of consulting expenses. Legal expenses increased due to litigation for American-Springfield and FleetPlan as well as the $200,000 costs associated with the legal investigation. In addition, the Company reviewed various contracts related to investor relations and consulting services and accelerated expenses associated with these contracts. The Company recorded a loss associated with an unconsummated financing totaling $117,000. The Company valued its warrants using a Black-Scholes pricing model at September 30, 2006 at $295,000 and $575,000 at December 31, 2005. The net change in the valuation resulted in a benefit of $279,000 and zero for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company recorded an expense associated with the Registration of the Company’s stock and warrants of $200,000.

EBITDA. Although Management uses EBITDA as a supplemental indicator of the Company’s financial performance, as it is not considered a GAAP, EBITDA should not be relied upon, but only used as a supplement to financial indicators based on GAAP.

EBITDA for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Net loss, as reported	$(3,245,568)	$(1,277,143)

Interest expense	759,497	698,605
Beneficial Conversion	—	188,000
Amortization and depreciation	344,471	340,973

Adjustments to earnings (loss)	1,103,968	1,227,578

EBITDA	$(2,141,600)	$(49,565)

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Management

As of September 30, 2006, we had borrowings of $6.8 million subject to variable interest rates. We do not use derivatives to manage interest rate risk. Our interest rate exposure is linked to the prime rate. As of the filing date of this document, we do not use any financial derivative instruments to hedge our interest rate exposures. However, we periodically review the need for such instruments and will enter into them when we believe it is in our best interest to manage our interest rate exposure.

The combined effect of a 100 basis point increase in the applicable index rates or the prime rate would result in additional interest expense of approximately $0.7 million annually, assuming no change in the level of borrowings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

BFT Funding Company No. 1, LLC v. Coach Industries Group, Inc.: On June 8, 2006, BFT Funding Company No. 1, LLC filed suit against Coach Industries Group, Inc. (“CIGI”). The action is pending in Florida State Circuit Court, 17th Judicial Circuit in and for Broward County. The plaintiff alleges a claim for breach of contract. Coach denies liability and alleges that Plaintiff breached the Membership Purchase Agreement and seeks rescission. Coach has filed a cross-complaint for rescission. The plaintiff seeks recovery of $535,399.15. The parties are presently engaged in discovery. No trial date has been set.

Transguard Insurance Company of America, Inc. v. Coach Industries Group, Inc.: On June 28, 2006, Transguard Insurance Company of America, Inc. and the National Association of Independent Truckers, LLC filed suit against Coach ,Subcontracting Concepts, Inc. (Connecticut), Subcontracting Concepts, Inc. (New York), and SCI Two-Wheel, Inc. in the United States District Court for the Northern District of Illinois. Said matter is pending before Judge George Marovich under case number 06 C 3472. The plaintiffs allege claims for breach of fiduciary duty, breach of contract (implied and in fact) and an account stated plaintiffs and seek recovery in the amount of $1,037,569.60.

The defendants have filed their answer denying all complaint allegations. Additionally, the defendants have filed their counterclaim against Plaintiffs (and a third-party claim against Transguard General Insurance Agency, Inc.) alleging that said entities breached the December 4, 2004 Insurance Program Marketing Agreement entered into between the Defendants and Transguard General Insurance Agency, Inc./National Association of Independent Truckers, LLC. Defendants claim that the plaintiffs failed to provide insurance coverage for the duration of the Marketing Agreement (i.e. through December 4, 2006), caused the defendants to expend substantial time and resources procuring alternative insurance coverage. The defendants estimate the value of the plaintiffs and third-party defendant's breach at $850,182.47.

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

Ite m 1a. Risk Factors

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $1.7 million, during the year ended December 31, 2003, $6.5 million for the year ended December 31, 2004 and $5.0 million for the year ended December 31, 2005 and $3.2 million for the nine ended September, 2006. As a result, at September 30, 2006, we had an accumulated deficit of $16.5 million. Our profitability will require the successful manufacture and sale by our subsidiaries of our limousine and luxury car products and sale of financial services, including our loans and leases and the settlement of independent contractor payments. No assurances can be given when this will occur or that we will ever be profitable.

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

At December 31, 2005, we had operating cash flow deficit of $1.4 million and at September 30, 2006 cash provided from operations was $1.6 million; and we had an operating cash flow deficit of $3.4 million for the year ended December 31, 2004, and an operating cash flow deficit of $740,000, for the year ended December 31, 2003.

We received $6,000,000 from Laurus Master Fund, Ltd. in October 2004 pursuant to a convertible note and refinanced in 2005 to increase our line to $7,000,000. Assuming renewal of our existing credit lines, we currently have sufficient financial resources to fund our existing operations and those of our subsidiaries. However, we will need significant additional funds to establish our daily rental car financing business, and although we are seeking funding, such additional funds may not be available when required or on terms acceptable to us. We have been engaged in discussions and paid various fees to Dresdner Bank and are engaged in active discussion with other lenders in connection with a securitization of future daily rental business assets, but cannot assure you that this or any other financing will be obtained for that business. If we are unable to renew existing financing or obtain additional financing, our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations.

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

We lend to privately-owned small and medium-sized companies, which can be higher-risk borrowers.

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

Our actual insured losses from our risk sharing insurance arrangement may be greater than our loss reserves, which would negatively impact our financial condition and results of operations.

We currently insure accident and occupational insurance for our 8,300 courier drivers through a risk sharing insurance arrangement with Dallas National Insurance Corporation. We are exposed to liabilities for unpaid losses to the extent losses exceeds the premiums we collect. Each quarter, we establish loss reserves as balance sheet liabilities. Reserves represent estimates of amounts needed to pay reported losses, unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of the ultimate costs of claims; they do not represent actual liability for that period because insurance claims for any period will include unreported losses (those not reported during the period or not paid during the period). Estimating loss reserves is a complex process involving many variables and subjective judgments. When we establish reserves we review historical data as well as actuarial and statistical projections and consider the impact of trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environments.

Establishing reserves assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We establish or adjust reserves in part based upon loss data received from our third party administrator and our underwriters. There is a delay between the receipt and recording of claims results by the third party administrator and the actuarial claims reports produced. This time delay makes it more difficult to accurately estimate reserves.

To the extent our loss reserves are insufficient to cover actual losses or loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings in the period in which such adjustment is made, which could have a material adverse effect on our business, financial condition and results of operations.

Any catastrophic event affecting our insured courier drivers may have a material adverse effect on our financial results and financial condition.

We intend to insure on a direct basis, accident and occupational insurance with our current courier driver base of 8,300 drivers. A catastrophic event could increase our loss experience. Our driver base is spread throughout the United States with a concentration of drivers in the State of North York and California. The total number of drivers currently in New York is approximately 2,000 and California is approximately 1,200.

Economic difficulties within a particular industry could impair our profitability and asset quality.

Defaults by our customers may be correlated with economic conditions affecting particular industries. As a result, if any particular industry were to experience economic difficulties, the overall timing and amount of collections from customers operating in those industries may differ from what we expect. Our finance receivables at December 31, 2005, were primarily concentrated in the limousine and livery industry which directly tracks the hotel and leisure industry and a significant decline in the economic and market conditions could impact our customers’ ability to meet their financial obligations. We could be negatively affected by adverse economic conditions affecting this industry. In addition we are entering into the daily rental business and this business does track the hotel and leisure industries, whereby our customers would be impacted by economic and market conditions.

Any future change in the Internal Revenue Service guidelines and state actions in regarding classification of independent contractors could have a negative affect on CDS’ business.

CDS provides the services of independent contractors to commercial fleet operators, which allows commercial fleet operators to save administrative resources and time and expenses, such as tax, insurance and administrative expenses, by hiring independent contractors rather than employees. CDS’ business model takes advantage of specific guidelines established by the Internal Revenue Services (the “IRS”) to determine whether persons providing service to a company are categorized as independent contractors or employees. Future IRS or state law changes to current guidelines may render the CDS business model inefficient, expensive or not as attractive to commercial fleet operators and have a negative affect on our revenues.

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

In addition, the legal costs associated with defending the Company against the outstanding cases could negatively impact earnings in the future.

Increases in the Federal funds rate may decrease our profitability in our lease finance business.

The Company uses lines of credit with a fixed interest rate to finance leases to its clients. Therefore, the Company is able to lock the interest rate spread at the time of funding, rather than at a variable rate of interest. We currently charge our clients between 6.9% and 18%, based on the applicable lending guidelines. Any future increase in the Federal funds rate may reduce the interest rate spread that we may earn from our borrowers, because although we theoretically can pass the increased interest cost to our borrowers, their sensitivity to fluctuations in the interest rate would likely prohibit us from passing on our increased costs of borrowing. We have several lines of credit: a $25 million line of credit with DaimlerChrysler, in addition to the outstanding Term Note held by Laurus totaling $6.8 million. Increases in the Federal funds rate may increase the cost of our borrowing under these lines of credits and the Note, which may not be passed on to our clients and have a negative effect on our business.

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

Failure to obtain supplier agreements and financing for daily rental financing business and could impact our future profitability.

The Company began to implement its goal of entering the daily rental business through the acquisition of FleetPlan which had a business model for the daily rental business but did not have operations at the time of our FleetPlan acquisition. Our business model for the daily rental business requires an allocation of cars from the major manufacturers, like Daimler Chrysler, Hyundai, Kia, Toyota and other similar manufacturers on terms that we require. We need manufacturers to provide the Company with a repurchase agreement for the vehicles, whereby they will repurchase the vehicles from us within twelve months or guarantee the residual value. If we are unable to receive adequate allocations of vehicles or obtain favorable business terms, our business model will fall short of our expectations.

The Company will need significant financing to support the daily rental business. We were seeking a line of credit of $100 million to support the business model for the daily rental business. We now believe that the daily rental business is viable with a much smaller line of credit and are actively negotiating a potential line in the range of $20 million. If we are unable to secure an appropriate line of credit, the Company will be unable to support the business model. We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

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

Our success depends to a critical extent on the continued efforts of services of our Interim Chief Executive Officer, Steven H. Rothman and to a lesser extent our Chief Financial Officer Susan Weisman. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not currently carry a key-man life insurance policy on any of our executives, which would assist us in recouping our costs in the event of the loss of those officers.

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

Risks Relating to an Investment in Our Securities

Our Officers and Directors owns or controls a significant amount of our outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As of May 1, 2006, Francis O’Donnell, our former Chief Executive Officer and Director, beneficially owns or controls approximately 34% of our outstanding common shares. Our officers and directors as a group own or control approximately 13% of out outstanding stock. As a result, our management and directors will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The exercise of outstanding warrants into our common stock could cause our common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock.

Our issuance of options, warrants or other convertible securities to purchase common shares, could negatively impact the value of your investment in our common shares. The exercise or conversion of our outstanding convertible securities could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The market price of our common stock could decline and the voting power and value of your investment would be subject to continual dilution if our security holders exercise or convert their securities and resell those shares into the market.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have enough funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material adverse effect on our results of operations.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We are subject to the certain anti-takeover provisions under Nevada law, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Nevada corporation, we are subject to certain provisions of the Nevada General Corporation Law that anti-takeover affects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 5. Other Information

A law firm wan engaged in early August 2006 to conduct an external investigation into the facts and circumstances pertaining to the indictment of Francis J. O'Donnell, Chairman of the Board and Chief Executive Officer. On June 29, 2006, Mr. O'Donnell was indicted for, among other things, alleged extortion and money laundering, activities that occurred during the period from January to November 2003.

Coach has been informed that according to the US Attorney handling the matter; Coach is "neither a subject nor a target of the investigation" that was conducted. In addition, the facts developed during the course of the investigation have led the US Attorney to conclude that Coach was not "directly or knowingly involved in the crimes allegedly committed by Mr. O'Donnell and his confederates".

The facts and circumstances developed by the Company in our own internal inquiry have also permitted us to reach the same conclusions.

Mr. O'Donnell resigned as an officer, director and employee of the Company and the Company accepted this resignation, effective as of July 25, 2006.

Item 6. Exhibits

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH INDUSTRIES GROUP, INC.

Dated November 14, 2006	By:	/s/ STEVEN H. ROTHMAN
	Name:	Steven H. Rothman
	Title:	Interim Chief Executive Officer
(Interim Principal Executive Officer)

Dated November 14, 2006	By:	/s/ SUSAN WEISMAN
	Name:	Susan Weisman
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act